Form 10QSB
period 1995-06-30
CERPROBE CORP
filed 1995-08-10
CIK 725259

FORM 10-Q SB
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:         June 30, 1995

Commission File Number:    0-11370



         CerProbe Corporation
--------------------------------------------------------------------------------
(Exact Name of Registrant As Specified In Its Charter)


         Delaware                           86-0312814
--------------------------------------------------------------------------------
(State of Incorporation)                    (IRS E.I.N.)


         600 South Rockford Drive, Tempe, Arizona             85281
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


         (602) 967-7885
--------------------------------------------------------------------------------
(Registrant's Telephone Number Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes X    No
                                                      ---     ----

4,069,517  Shares of Common  Stock issued and  outstanding  as of July 25, 1995
--------------------------------------------------------------------------------
(Number of Shares of Common Stock Outstanding)

Traditional Small Business Disclosure Format (check one):

Yes                 No        X
    ----------          ----------

                        This Report Consists of 14 Pages

                              CERPROBE CORPORATION
                              --------------------
                                     (INDEX)

                                                                     Page Number
                                                                     -----------

Part I.

         Financial Information

         Balance Sheets -
           at June 30, 1995 and December 31, 1994                         3

         Statements of Operations and Retained Earnings (Deficit)
           - Six and Three Months Ended June 30, 1995 and June 30, 1994   4

         Statements of Cash Flows - Six Months
           Ended June 30, 1995 and June 30, 1994                          5

         Notes To Financial Statements                                    6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9


Part II

         Other Information                                               12

                              CERPROBE CORPORATION
                                 BALANCE SHEETS

                                                   June 30, 1995     December 31
                                                    (unaudited)         1994
                 ASSETS                           --------------     -----------

CURRENT ASSETS:
 Cash and cash equivalents                         $  1,100,819    $    738,319
 Trade accounts receivable, net of allowance for
  doubtful accounts (Notes B & D)                     3,248,569       2,201,712
 Inventories (Notes C & D)                            2,246,758       1,693,198
 Deferred income taxes                                   45,879          93,974
                                                   ------------    ------------
TOTAL CURRENT ASSETS                                  6,642,025       4,727,203
                                                   ------------    ------------
PROPERTY AND EQUIPMENT (Notes D and E)
 Manufacturing tools and equipment                    3,957,916       3,056,849
 Office furniture and equipment                       1,563,388         839,521
 Leasehold improvements                                 500,389         439,894
 Construction in progress                               110,512          41,620
 Patents and technology                                 116,875               0
 Computer software                                       39,775          39,775
                                                   ------------    ------------
                                                      6,288,855       4,417,659
Less accumulated depreciation and amortization       (2,922,734)     (2,271,579)
                                                   ------------    ------------
                                                      3,366,121       2,146,080
                                                   ------------    ------------
GOODWILL, net of amortization                         2,056,024               0
OTHER ASSETS                                             96,050         142,090
                                                   ------------    ------------
           TOTAL ASSETS                            $ 12,160,220    $  7,015,373
                                                   ============    ============


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Trade accounts payable                            $    838,543    $    443,559
 Accrued payroll and related taxes                      644,743         204,297
 Accrued income taxes                                   219,701         376,442
 Other accrued expenses                                 174,619          32,907
 Grant/Loan Scotland                                     10,925           3,602
 Deferred revenue                                        37,874          46,656
 Current portion of long-term debt (Note E)             302,799         100,312
                                                   ------------    ------------
          TOTAL CURRENT LIABILITIES                   2,229,204       1,207,775
                                                   ------------    ------------

DEFERRED RENT                                            26,146          35,374

LONG TERM DEFERRED REVENUE                               48,889          58,554
LONG TERM DEBT (Note E)                                 429,315         195,716

SUBORDINATED DEBENTURES (Note E)                        595,000         595,000

STOCKHOLDERS' EQUITY:
 Common stock, par value $.05 per share:
  Authorized, 10,000,000 shares;
  Issued and outstanding 4,009,517 and 3,223,351        200,476         161,167
  Additional paid-in-capital                          6,386,530       3,685,432
  Foreign currency translation                            1,059          12,138
  Retained earnings                                   2,243,601       1,064,217
                                                   ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                            8,831,666       4,922,954
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 12,160,220    $  7,015,373
                                                   ============    ============

                              CERPROBE CORORATION
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                  (Unaudited)

                                  Six Months Ended       Three Months Ended
                                      June 30                 June 30
                             -----------------------     ------------------
                                1995           1994         1995        1994
                                ----           ----         ----        ----

NET SALES                    $11,134,194    $6,734,286   $6,171,529  $3,395,927

COST OF GOODS SOLD             5,839,115     3,797,828    3,148,314   1,898,221
                             -----------    ----------   ----------  ----------
GROSS MARGIN                   5,295,079     2,936,458    3,023,215   1,497,706
                             -----------    ----------   ----------  ----------
EXPENSES:
 Engineering and product
   development                   329,323       203,988      208,186     109,471
 Selling, general and
   administrative              2,912,433     1,549,274    1,763,010     813,309
                             -----------    ----------   ----------  ----------
                               3,241,756     1,753,262    1,971,196     922,780
                             -----------    ----------   ----------  ----------

OPERATING INCOME               2,053,323     1,183,196    1,052,019     574,926
                             -----------    ----------   ----------  ----------

OTHER REVENUE AND (EXPENSES):
 Interest expense                (83,934)      (71,771)     (47,466)    (36,075)
 Other income                    114,995        24,408       52,096      15,578
                             -----------    ----------   ----------  ----------
INCOME BEFORE INCOME TAXES     2,084,384     1,135,833    1,056,649     554,429

PROVISION FOR INCOME TAXES       905,000       390,000      442,000     181,000
                             -----------    ----------   ----------  ----------
NET INCOME                     1,179,384       745,833      614,649     373,429

DIVIDENDS PAID                                 (89,477)                 (89,477)

RETAINED EARNINGS (DEFICIT),
  beginning of period          1,064,217       (59,129)   1,628,952     313,275
                             -----------    ----------   ----------  ----------
RETAINED EARNINGS (DEFICIT),
  end of period               $2,243,601      $597,227   $2,243,601    $597,227
                              ==========    ==========   ==========   =========

NET INCOME PER COMMON
  EQUIVALENT SHARE

PRIMARY:
  NET INCOME PER SHARE             $0.31         $0.23        $0.15       $0.11
                              ==========    ==========   ==========   =========
WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
 EQUIVALENT
 SHARES OUTSTANDING            3,815,297     3,270,681    4,194,089   3,299,604
                              ==========    ==========   ==========   =========
FULLY DILUTED:
  NET INCOME PER SHARE             $0.26         $0.19        $0.13       $0.09
                              ==========    ==========   ==========   =========
WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
 EQUIVALENT
 SHARES OUTSTANDING            4,499,737     3,952,929    4,858,662   3,952,929
                              ==========    ==========   ==========   =========

                              CERPROBE CORPORATION
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                   Six months ended June 30
                                                  ---------------------------
                                                     1995            1994
                                                  ---------        --------
OPERATING ACTIVITIES:
  Net income                                     $ 1,179,384    $   745,833
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Depreciation and amortization                    167,230        189,687
    Gain on sale of fixed assts                        6,444            (50)
    Deferred income taxes                             48,095
 Changes in operating assets and liabilities:
    Trade accounts receivable                       (276,105)      (533,898)
    Inventories                                     (402,893)      (232,179)
    Other assets                                     (62,671)        31,263
    Trade accounts payable and other
     accrued expenses                                167,028        226,259
    Accrued payroll and related taxes                342,325         17,676
    Accrued income taxes                            (156,741)       264,180
    Deferred rent and other revenue                  (20,352)       (13,539)
                                                 -----------    -----------
        Net cash provided by
          operating activities                       991,744        695,232
                                                 -----------    -----------
INVESTING ACTIVITIES:
  Capital expenditures                              (573,015)      (728,123)
  Cost incurred in Fresh Test Technology
    acquisition                                     (402,865)
  Cash acquired in purchase of
    Fresh Test Technology                            321,167
  Proceeds from sale of fixed assets                  43,613             50
                                                 -----------    -----------
        Net cash used in investing activities:      (611,100)      (728,073)
                                                 -----------    -----------
FINANCING ACTIVITIES:
  Dividends paid                                                    (89,477)
  Proceeds from issuance of long-term debt                          (88,983)
  Principal payments on long-term debt and
    capital lease                                    (95,582)
  Net proceeds from issuance of common stock          77,438          6,379
                                                 -----------    -----------
        Net cash used in financing activities        (18,144)      (172,081)
                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   362,500       (204,922)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       738,319        509,446
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 1,100,819        304,524
                                                 ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Property acquired under capital lease          $   266,455
                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION :
  Interest paid                                  $    69,311    $    58,277
                                                 ===========    ===========
  Income taxes paid                              $ 1,060,476    $   101,817
                                                 ===========    ===========
  Issuance of stock for purchase of assets
    and assumption of liabilities of
    Fresh Test Technology                        $ 2,662,969
                                                 ===========    ===========

                              CERPROBE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           PERIOD ENDING JUNE 30, 1995

A.       NOTE TO FINANCIAL STATEMENT (UNAUDITED)

         The balance sheet as of June 30, 1995, the statements of operations for the six and three month periods ended June 30, 1995 and June 30, 1994, and the statements of cash flows for the six month periods ended June 30, 1995 and June 30, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report. The results of operations of the interim periods are not necessarily indicative of the results to be obtained for the entire year.

B.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The allowance for doubtful accounts at June 30, 1995 and December 31, 1994 was $69,000 and $23,000, respectively.

C.       INVENTORIES

         Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and consist of the following:

                                                  June 30,         December 31,
                                                    1995               1994
                                                ----------        -------------

         Raw Materials                          $1,115,197           $777,199
         Work-In-Process                         1,233,561            967,999
         Reserve for Obsolete Inventory           (102,000)           (52,000)
                                              ------------        -----------
                  Total                         $2,246,758         $1,693,198
                                              ============        ===========

D.       NOTES PAYABLE

         On June 12, 1995, CerProbe Corporation (the "Company") renewed a loan agreement with First Interstate Bank. The loan agreement provides up to $750,000 in revolving credit for accounts receivable financing.

         The revolving credit agreement expires April 27, 1996. The revolving credit agreement was collaterized by accounts receivable, inventories, equipment, contract rights and intangibles. At June 30, 1995, there was no amount outstanding under this agreement.

         As of June 12, 1995, the interest rate under the revolving credit agreement is 0.25 percent above the First Interstate Bank index rate. The index rate as of June 30, 1995 was 9.00%.

         On April 3, 1995, due to the acquisition of Fresh Test Technology, the Company acquired three notes payable. One note is for an exclusive license for probe card technology which provides for monthly payments of $2,500 per month. At June 30, 1995 the outstanding balance was $22,500. The other notes are payable to a former officer and director of Fresh Test Technology. At June 30, 1995 the outstanding balance was $100,303.79. These two notes were paid in full on July 17, 1995.

E.       LONG-TERM DEBT AND COMMITMENTS

         In March and April 1991, the Company issued $1,000,000 in aggregate principal amount of Convertible Subordinated Debentures. The Debentures are convertible into shares of the Company's Common Stock at a conversion price equal to $1.00 per share, subject to adjustment. To assist the Company in meeting the minimum stockholders' equity requirement for listing on NASDAQ, certain holders of the Debentures agreed to convert $360,000 in principal amount of the Debentures into 360,000 shares of the Company's Common Stock in October 1992. On September 3, 1993, $5,000 in principal amount of the Debentures was converted into 5,000 shares of the Company's Common Stock. On September 21, 1994, an additional $40,000 in principal amount of the Debentures was converted into 40,000 shares of the Company's Common Stock. Accordingly, $595,000 in principal amount of the Debentures was outstanding at June 30, 1995, $495,000 of which is due in December 1996 ($480,000 of which bears interest at 12 1/2% and $15,000 of which bears interest at 25%, payable semi-annually in June and December of each year) and the remaining $100,000 of which is due in March 1996 and bears interest at 25% payable quarterly in January, April, July and October of each year. The proceeds from the sale of the Debentures were used by the Company to refinance $440,000 of short term indebtedness, purchase capital equipment, and provide additional working capital.

         In May 1993, the Company signed a Lease Agreement with Norwest Equipment Finance, Inc. The agreement provided up to $200,000 on open credit for a term of 36 months for equipment leasing. The interest rate is 7.785%. In accordance with this agreement, in 1993, various manufacturing equipment with an aggregate cost of $160,798 was leased from Norwest Equipment Finance, Inc. The long term portion of the Norwest Equipment Finance, Inc. leases was $7,224 on June 30, 1995.

         In December 1994, the Company re-negotiated the equipment leasing arrangement with Norwest Equipment Finance, Inc. in the aggregate amount of up to $500,000. The lease term varies from 36 months to 60 months depending on the equipment leased. Pursuant to the lease, the Company is required to make monthly lease payments together with interest at a rate fixed at the obligation of the lease with respect to any equipment. As of June 30, 1995, the Company had leased no equipment pursuant to this new arrangement.
                                                                               7
         In June 1994, the Company signed a Lease Agreement with First Interstate Bank of Arizona. The agreement provided up to $2,000,000 on open credit for a term of 11 months for equipment leasing. In accordance with this agreement, on March 15, 1995, various manufacturing equipment with an aggregate cost of $95,200 was leased from First Interstate Bank of Arizona. The interest rate is 9.18%. The long term portion of the First Interstate Bank of Arizona lease was $74,770 on June 30, 1995. In addition, on April 11, 1995, various manufacturing equipment with an aggregate cost of $171,255 was leased from First Interstate Bank of Arizona. The interest rate is 8.96%. The long term portion of the First Interstate Bank of Arizona lease was $127,934 on June 30, 1995.

         In June 1995, the Company renewed the Lease Agreement with First Interstate Bank of Arizona. The new agreement provides up to $1,000,000 on open credit for a term of 11 months for equipment leasing. As of June 30, 1995, the Company had leased no equipment pursuant to this new arrangement.

         In August 1994, the Company signed a Lease Agreement with PFC, Inc. The agreement provided up to $1,000,000 on open credit for a term of 11 months for equipment leasing. The interest rate is 8.777%. In accordance with this agreement, on August 9, 1994, various manufacturing equipment with an aggregate cost of $190,233 was leased from PFC, Inc. The long term portion of the PFC, Inc. lease was $127,934 on June 30, 1995.

         On July 18, 1995, the Company signed a new building lease for the Santa Clara, California facility for seven years and one month commencing on August 1, 1995 and ending on August 30, 2002.

         On June 30, 1995, the Company signed a new building lease for the Westboro, Massachusetts facility for five years commencing on July 1, 1995 and ending June 30, 2000.

         On June 29, 1995, the Company signed a month-to-month lease for the Colorado customer service office. The lease provides that either the landlord or the tenant, without cause or approval of the other party, may terminate this lease upon 30 days written notice.

         On June 23, 1995, the Company signed a letter of intent to lease the building for the Singapore facility for three years commencing on September 3, 1995 and ending on September 2, 1998.

         Pursuant to the acquisition of Fresh Test Technology on April 3, 1995, the Company acquired a building lease for the Chandler, Arizona facility for two years commencing on November 1, 1993 and ending October 31, 1995. Additional building space was leased for the Chandler, Arizona facility for five years commencing on December 1, 1993 and ending on November 30, 1998. Additional building space was leased for three years commencing on October 8, 1990 and ending on October 7, 1993. This lease was amended for an additional three years commencing on November 3, 1992 and ending on November 2, 1995. This facility is currently subleased to another tenant for twenty months commencing on February 1, 1994 and ending on October 31, 1995.

F.       PRO FORMA DATA - FRESH TEST TECHNOLOGY ACQUISITION

                                    Six Months Ended       Three Months Ended
                                        June 30              Ended June 30
                                   -----------------     ---------------------
                                  1995         1994        1995         1994
                                  ----         ----        ----         ----
         Net sales             12,637,352    8,444,229   6,171,529    2,793,122
         Net income (loss)      1,256,310      557,089     614,649      371,945
         Primary earnings
           per share                  .26          .14         .15          .11
         Fully diluted earnings       .23          .12         .13          .09
           per share


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since its inception in 1976, the Company has engaged primarily in developing, manufacturing and marketing electronic testing products such as probe cards and automated testing equipment interface products. Manufacturing and repair operations are conducted at the Company's corporate headquarters in Tempe, Arizona and at its regional facilities in Santa Clara, California, Austin, Texas and Westboro, Massachusetts. Product sales are made both by Company sales people and by distributors. On February 9, 1994, the Company established CerProbe Europe, Limited, a wholly-owned subsidiary of the Company. The operations of CerProbe Europe are located in Scotland and are similar to those of its parent.

On April 3, 1995, the Company completed the acquisition of Fresh Test Technology Corporation. In connection with the acquisition, Cerprobe issued 712,500 shares of its common stock to the shareholders of Fresh Test Technology Corporation. Fresh Test Technology, based in Chandler, Arizona, was founded in 1987 and specializes in the design and manufacturing of controlled impedance, high frequency, ATE interface boards and systems for testing digital, mixed signals and analog integrated circuits. This acquisition will allow the combination of product lines and the consolidation of engineering expertise to provide customers with a single source for their wafer test fixturing needs.

SECOND QUARTER OF 1995 AND 1994 COMPARISONS
- RESULTS OF OPERATIONS

Revenues for the second quarter of 1995 were $6,171,529 compared with $3,395,927 for the second quarter of 1994, an increase of 82 percent. Revenues for the first six months of 1995 were $11,134,194 compared with $6,734,826 for the comparable period last year, an increase of 65 percent. Income before income taxes for the second quarter was $1,056,649 compared with $554,929 for the second quarter of 1994, an increase of 91%. Income before income taxes for the fist six months of 1995 were $2,084,384 compared with $1,135,833 for the comparable period last year, an increase of 84 percent. Net income for the second quarter of 1995 was $614,649 compared with $373,429 for the second quarter of 1994, an increase of 65 percent. Net income for the first six months of 1995 were $1,179,384 compared with $745,833 for the comparable period last year, an increase of 58 percent.

Gross margin for the six months of 1995 was $5,295,079 compared with $2,936,458 for the comparable period last year. Gross margin as a percentage of sales increased from 43.60 percent in 1994 to 47.56 percent in 1995. The increase in gross margin resulted primarily from the increase in net sales and the positive effect of inventory and direct labor costs being spread over a larger revenue base. Total selling, general and administrative (SG&A) for the six months of 1995 was $3,241,756 compared with $922,780 for the comparable period last year. Total SG&A as a percentage of sales increased from 27.17 percent in 1994 to
29.12 percent in 1995. The increase in total SG&A resulted primarily from the increase of fixed costs due to the Company's continued facility expansion and acquisition of Fresh Test Technology.

The Company has used all of its available loss carryforwards and has begun to feel the full impact of the income tax rates. Additionally, for the six months ended June 30, 1995, the Company's full service manufacturing facility in Scotland experienced a net loss of $310,249, with no resulting tax benefit, which translates into a $.07 primary and $.06 fully diluted effect on earnings per share for the year. The Scottish facility is expected to continue to have some negative impact on earnings through the third quarter 1995, but less than that felt in 1994.

The  Company's   wholly-owned   subsidiary,   Cerprobe  Europe  Ltd.,  continued
production, training and the build up of inventory in the second quarter. Scotland accounted year-to-date for revenues of $156,759. Capital and training grants from the local Economic Development Agency helped defray start up costs for this facility and are being recognized as income over 36 months.

LIQUIDITY AND CAPITAL RESOURCES

On June 12, 1995, the Company signed a Loan Agreement with First Interstate Bank of Arizona. First Interstate's Loan Agreement provides up to $750,000 in revolving credit for accounts receivable financing. The interest rate on the revolving credit agreement is 0.25 percentage points above the First Interstate index rate.

The Company entered into an equipment financing arrangement with Norwest Equipment Finance in May 1993. The Company has leased equipment valued at $160,798 for a term of 36 months. The interest rate is 7.785%. At the end of the lease term, the Company will purchase the equipment for $1.00.

The Company entered into an equipment financing arrangement with First Interstate in June 1994. The Company has leased equipment valued at $95,200 for a term of 60 months. The interest rate is 9.18%. At the end of the lease term, the Company will purchase the equipment for $1.00. On June 12, 1995, the Company renewed the Lease Agreement with First Interstate Bank of Arizona. No equipment has been leased pursuant to this new arrangement.

The Company entered into an equipment financing arrangement with PFC, Inc. in August 1994. The Company has leased equipment valued at $190,233 for a term of 60 months. The interest rate is 8.777%. At the end of the lease term, the Company will purchase the equipment for $1.00.

On July 7, 1994, CerProbe Europe Ltd. signed a month-to-month building lease for the East Kilbride, Scotland facility. In November 1994, the Company approved a formal lease for five years commencing on August 28, 1994 and ending August 27, 1999. The lease provides that unless the tenant gives a six week notice prior to the end of the term, the lease will continue to run year to year.

In 1994, the Company received a grant from Locate in Scotland, an economic development agency of the British government. The Company has already met 2 of the 3 tiers with respect to the grant and has received pound 70,000 (approximately $113,000 at the exchange rate in effect on June 30, 1995). The receipt of the funds pursuant to the grant has helped the Company defray start-up expenses in connection with establishing this facility.


                           PART II - OTHER INFORMATION

Item 1            Legal Proceedings
                  a.       None

Item 2            Changes in Securities
                  a.       None

Item 3            Defaults on Senior Securities
                  a.       None

Item 4            Submission  of Matters to Vote of Security  Holders
                  a. The annual meeting of the stockholders of the Company was held on June 27, 1995 in Tempe, Arizona. The table below briefly describes the proposals and results from the annual meeting of the stockholders.

     1.       Election of Directors    For      Against   Withheld   Abstain
                                       ---      -------   --------   -------
              Ross J. Mangano        3,065,774      0       2,336       0
              C. Zane Close          3,065,574      0       2,536       0
              Kenneth W. Miller      2,944,724      0     123,386       0
              Donald F. Walter       2,936,524      0     131,586       0
              William A. Fresh       2,944,524      0     123,586       0


                                       For      Against   Withheld   Abstain
                                       ---      -------   --------   -------
     2.       Proposal to Approve    2,079,858  132,530      0        9,915
              the Company's 1995
              Stock Option Plan


     3.                                For      Against   Withheld   Abstain
                                       ---      -------   --------   -------
              Ratify Appointment     3,065,394     598       0        2,118
              of KPMG Peat Marwick
              as Independent
              Auditors of the Company
              for the Fiscal Year ending
              December 31, 1995.

Item 5            Other Information
                  a.        Appointment of Officers and Directors
                            1.  On April 7, 1995, the Company  appointed  Robert
                                K. Bench as Chief Financial Officer.

                            2.  On April 7, 1995, the Company  appointed William
                                A. Fresh as a Director.

Item 6            Exhibits and Reports on Form 8K
                  a.       Exhibits required by Item 601 of Regulation S-K

                           1. Lease Agreement between the Company and Realtec Properties I, L.P. dated July 17, 1995.


                           2. Lease Agreement between the Company and East Point Realty Trust dated June 30, 1995

                           3. Amendment to Loan Agreement between the Company and First Interstate Bank of Arizona, N.A. dated April 30, 1995 and related Promissory Note.

                           4. Amendment to Master Lease Agreement between the Company and First Interstate Bank of Arizona, N.A. dated April 30, 1995.

                           5.   Letter  of  intent   between   the  Company  and
                                Technology Parks PTE, LTD dated June 23, 1995 to lease a building for the Singapore facility.

                  b.   Reports  on Form  8-K

                           1. Form 8-K/A2 filed on April 3, 1995 to report the acquisition of Fresh Test Technology. The following financial statements were filed with the form 8-K/A2:

                                Pro  Forma  Condensed  Combined   Statements  of
                                Earnings (unaudited) for Year Ended December 31, 1994.

                                Pro  Forma  Condensed   Combined  Balance  Sheet
                                (unaudited) as of March 31, 1995.

                                Pro  Forma  Condensed   Combined   Statement  of
                                Earnings (unaudited) for the Three Months Ended March 31, 1995.

                                Notes to Pro Forma Condensed Combined Financial Statements.

                                Fresh  Test  Technology   Corporation  Financial
                                Statements as of March 31, 1994 and 1993.

                           2. Form 8-K filed on April 19, 1995 to report a change in certifying accountants. KPMG Peat Marwick was appointed as the Company's independent auditors for the fiscal year 1995.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CERPROBE CORPORATION




                                          /s/ C.  Zane  Close
                                          ---------------------
                                              C.  Zane  Close
                                              President, Chief Executive Officer

July 25, 1995