Form 10QSB
period 1995-09-30
CERPROBE CORP
filed 1995-11-13
CIK 725259

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q SB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended:    September 30, 1995
         Transition report under Section 13 or 15(d) of the Exchange Act.
         For the transition period from _________________ to _______________

Commission file number:    0-11370



                              CerProbe Corporation
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer As Specified In Its Charter)


         Delaware                                   86-0312814
--------------------------------------------------------------------------------

(State of Incorporation)             (IRS Employee Identification Number)


         600 South Rockford Drive, Tempe, Arizona               85281
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


                                 (602) 967-7885
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---


4,095,851  Shares of Common Stock issued and outstanding as of November 13, 1995
--------------------------------------------------------------------------------
                 (Number of Shares of Common Stock Outstanding)

Traditional Small Business Disclosure Format (check one):

Yes      No  X
   ---      ---

                              CERPROBE CORPORATION

                                    (INDEX)

                                                                     Page Number
                                                                     -----------

Part I.

         Financial Information

         Balance Sheets -

           at September, 30 1995 and December 31, 1994                         3

         Statements of Operations and Retained Earnings (Deficit)
           - Nine and Three Months Ended September 30, 1995                    4
               and September 30, 1994

         Statements of Cash Flows - Nine Months

           Ended September 30, 1995 and September 30, 1994                     5


         Notes To Financial Statements                                         6

         Management's Discussion and Analysis of Financial

           Condition and Results of Operations                                 9



Part II


         Other Information                                                    14

                              CERPROBE CORPORATION
                                 BALANCE SHEETS

                                              September 30, 1995   December 31
                    ASSETS                      (unaudited)            1994
                    ------                    ------------------   -----------
CURRENT ASSETS:
 Cash and cash equivalents                      $   243,785        $   738,319
 Trade accounts receivable, net of allowance
  for doubtful accounts (Notes B & D)             3,773,765          2,201,712
 Inventories (Notes C & D)                        2,684,468          1,693,198
 Deferred income taxes                              102,875             93,974
                                                -----------        -----------
TOTAL CURRENT ASSETS                              6,804,893          4,727,203
                                                -----------        -----------
PROPERTY AND EQUIPMENT (Notes D and E)
 Manufacturing tools and equipment                4,335,394          3,056,849
 Office furniture and equipment                   1,707,487            839,521
 Leasehold improvements                             563,016            439,894
 Construction in progress                           420,285             41,620
 Patents and technology                             116,875                  0
 Computer software                                   39,775             39,775
                                                -----------        -----------
                                                  7,182,832          4,417,659
Less accumulated depreciation and amortization   (3,173,267)        (2,271,579)
                                                -----------        -----------
                                                  4,009,565          2,146,080
                                                -----------        -----------
GOODWILL, net of amortization                     1,989,720                  0
OTHER ASSETS                                        355,817            142,090
                                                -----------        -----------
           TOTAL ASSETS                         $13,159,995         $7,015,373
                                                ===========        ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
 Trade accounts payable                          $1,200,197           $443,559
 Accrued payroll and related taxes                  742,802            204,297
 Accrued income taxes                                40,422            376,442
 Other accrued expenses                             150,506             32,907
 Grant/Loan Scotland                                 10,867              3,602
 Deferred revenue                                    37,672             46,656
 Current portion of long-term debt (Note E)         245,460            100,312
                                                -----------        -----------
          TOTAL CURRENT LIABILITIES               2,427,926          1,207,775
                                                -----------        -----------

DEFERRED RENT                                        21,532             35,374

LONG TERM DEFERRED REVENUE                           39,385             58,554
LONG TERM DEBT (Note E)                             609,702            195,716

SUBORDINATED DEBENTURES (Note E)                    595,000            595,000

STOCKHOLDERS' EQUITY:
 Common stock, par value $.05 per share:
  Authorized, 10,000,000 shares;
  Issued and outstanding 4,095,851 and 3,223,351    204,792            161,167
  Additional paid-in-capital                      6,512,240          3,685,432
  Foreign currency translation                       (6,341)            12,138
  Retained earnings                               2,755,759          1,064,217
                                                -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                        9,466,450          4,922,954
                                                -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $13,159,995        $ 7,015,373
                                                ===========        ===========

                              CERPROBE CORPORATION
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                  (Unaudited)


                                                 Nine Months Ended Sept 30         Three Months Ended Sept 30
                                                 -------------------------         --------------------------
                                                    1995            1994              1995             1994
                                                    ----            ----              ----             ----
NET SALES                                     $ 17,968,454     $ 10,111,136     $  6,834,260     $  3,376,850

COST OF GOODS SOLD                               9,390,742        6,164,262        3,551,627        2,366,434
                                              ------------     ------------     ------------     ------------
GROSS MARGIN                                     8,577,712        3,946,874        3,282,633        1,010,416
                                              ------------     ------------     ------------     ------------

EXPENSES:
 Engineering and product development               529,068          316,498          199,745          112,510
 Selling, general and administrative             5,110,197        2,387,087        2,197,764          837,813
                                              ------------     ------------     ------------     ------------

                                                 5,639,265        2,703,585        2,397,509          950,323
                                              ------------     ------------     ------------     ------------

OPERATING INCOME                                 2,938,447        1,243,289          885,124           60,093
                                              ------------     ------------     ------------     ------------

OTHER REVENUE AND (EXPENSES):
 Interest expense                                 (133,976)        (109,826)         (50,042)         (38,055)
 Other income                                      154,071           78,328           39,076           53,920
                                              ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                       2,958,542        1,211,791          874,158           75,958

PROVISION FOR INCOME TAXES                       1,267,000          420,000          362,000           30,000
                                              ------------     ------------     ------------     ------------

NET INCOME                                       1,691,542          791,791          512,158           45,958

DIVIDENDS PAID                                                      (89,477)                                0

RETAINED EARNINGS (DEFICIT), beginning of        1,064,217          (59,129)       2,243,601          597,227
                                              ------------     ------------     ------------     ------------

RETAINED EARNINGS (DEFICIT), end of period    $  2,755,759     $    643,185     $  2,755,759     $    643,185
                                              ============     ============     ============     ============
NET INCOME PER COMMON EQUIVALENT SHARE

PRIMARY:
  NET INCOME PER SHARE                        $       0.42     $       0.23     $       0.12     $       0.01
                                              ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                              4,022,993        3,381,526        4,405,372        3,377,319
                                              ============     ============     ============     ============

FULLY DILUTED:
  NET INCOME PER SHARE                        $       0.36     $       0.20     $       0.10     $       0.01
                                              ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                              4,708,352        3,995,165        4,992,874        4,006,327
                                              ============     ============     ============     ============

                              CERPROBE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  Nine months ended September 30
                                                  ------------------------------
                                                        1995            1994
                                                        ----            ----
OPERATING ACTIVITIES:
  Net income                                        $ 1,691,542    $   745,833
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                       485,502        189,687
    Loss (Gain) on sale of fixed assts                    6,444            (50)
    Deferred income taxes                                (8,901)
  Changes in operating assets and liabilities:
    Trade accounts receivable                          (808,701)      (533,898)
    Inventories                                        (840,603)      (232,179)
    Other assets                                       (322,438)        31,263
    Trade accounts payable and other
     accrued expenses                                   504,569        226,259
    Accrued payroll and related taxes                   440,384         17,676
    Accrued income taxes                               (336,020)       264,180
    Deferred rent and other revenue                     (34,730)       (13,539)
                                                    -----------    -----------
      Net cash provided by operating activities         777,048        695,232
                                                    -----------    -----------

INVESTING ACTIVITIES:
  Capital expenditures                               (1,187,269)      (728,123)
  Cost incurred in Fresh Test
   Technology acquisition                              (402,865)
  Cash acquired in purchase of
   Fresh Test Technology                                321,167
  Proceeds from sale of fixed assets                     43,613             50
                                                    -----------    -----------
      Net cash used in investing activities:         (1,225,354)      (728,073)
                                                    -----------    -----------

FINANCING ACTIVITIES:
  Dividends paid                                                       (89,477)
  Proceeds from issuance of long-term debt                             (88,983)
  Principal payments on long-term debt
   and capital leases                                  (253,692)
  Net proceeds from issuance of common stock            207,464          6,379
                                                    -----------    -----------
      Net cash used in financing activities             (46,228)      (172,081)
                                                    -----------    -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                     (494,534)      (204,922)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          738,319        509,446
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $   243,785    $   304,524
                                                    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Property acquired under capital leases            $   547,613
                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION :
  Interest paid                                     $   110,263    $    88,244
                                                    ===========    ===========
  Income taxes paid                                 $ 1,679,876    $   (10,381)
                                                    ===========    ===========
  Issuance of stock for purchase of
    assets and assumption of liabilities of
    Fresh Test Technology                           $ 2,662,969
                                                    ===========    ===========

                              CERPROBE CORPORATION
                              --------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
             NINE AND THREE MONTH PERIODS ENDING SEPTEMBER 30, 1995
             ------------------------------------------------------

A.       NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
         ----------------------------------------

         The balance sheet as of September 30, 1995, the statements of operations for the nine and three month periods ended September 30, 1995 and September 30, 1994, and the statements of cash flows for the nine month periods ended September 30, 1995 and September 30, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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


B.       ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------

         The allowance for doubtful accounts at September 30, 1995 and December 31, 1994 was $74,000 and $23,000, respectively.


C.       INVENTORIES
         -----------

         Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and consist of the following:


                                              September 30,         December 31,
                                                  1995                  1994
                                              ------------          -----------
         Raw Materials                        $  1,255,257          $   777,199
         Work-In-Process                         1,576,211              967,999
         Reserve for Obsolete Inventory           (147,000)             (52,000)
                                              ------------          -----------
                  Total                       $  2,684,468          $ 1,693,198
                                              ============          ===========

D.       NOTES PAYABLE
         -------------

         On June 12, 1995, CerProbe Corporation (the "Company") renewed a loan agreement with First Interstate Bank. The loan agreement provides up to $750,000 in revolving credit for accounts receivable financing.

         The revolving credit agreement expires April 27, 1996. The revolving credit agreement is collaterized by accounts receivable, inventories, equipment, contract rights and intangibles. At September 30, 1995, there was no amount outstanding under this agreement.

         The interest rate under the revolving credit agreement is 0.25 percent above the First Interstate Bank index rate which was 8.75% at September 30, 1995.

         On April 3, 1995, due to the acquisition of Fresh Test Technology Corporation ("Fresh Test"), the Company acquired three notes payable. One note is for an exclusive license for probe card technology which provides for monthly payments of $2,500 per month. At September 30, 1995, the outstanding balance of this note was $15,000. The other notes are payable to a former officer and director of Fresh Test.
         These two notes were paid in full on July 17, 1995.

E.       LONG-TERM DEBT AND COMMITMENTS
         ------------------------------

         In March and April 1991, the Company issued $1,000,000 in aggregate principal amount of Convertible Subordinated Debentures. The Debentures are convertible into shares of the Company's Common Stock at a conversion price equal to $1.00 per share, subject to adjustment. To assist the Company in meeting the minimum stockholders' equity requirement for listing on Nasdaq, certain holders of the Debentures agreed to convert $360,000 in principal amount of the Debentures into 360,000 shares of the Company's Common Stock in October 1992. On September 3, 1993, $5,000 in principal amount of the Debentures was converted into 5,000 shares of the Company's Common Stock. On September 21, 1994, an additional $40,000 in principal amount of the Debentures was converted into 40,000 shares of the Company's Common Stock. Accordingly, $595,000 in principal amount of the Debentures was outstanding at September 30, 1995, $495,000 of which is due in December 1996 ($480,000 of which bears interest at 12 1/2% and $15,000 of which bears interest at 25%, payable semi-annually in June and December of each year) and the remaining $100,000 of which is due in March 1996 and bears interest at 25% payable quarterly in January, April, July and October of each year. The proceeds from the sale of the Debentures were used by the Company to refinance $440,000 of short term indebtedness, purchase capital equipment, and provide additional working capital.


         In May 1993, the Company signed a Lease Agreement with Norwest Equipment Finance, Inc. The agreement provides up to $200,000 on open credit for a term of 36 months for equipment leasing. The interest rate is 7.785%. In accordance with this agreement, in 1993, various manufacturing equipment with an aggregate cost of $160,798 was leased from Norwest Equipment Finance, Inc. At September 30, 1995, there was no long term portion.

         In June 1994, the Company signed a Lease Agreement with First Interstate Bank of Arizona ("First Interstate"). The agreement provides up to $2,000,000 on open credit for a term of 11 months for equipment leasing. In accordance with this agreement, on March 15, 1995, the Company leased various manufacturing equipment with an aggregate cost of $95,200 from First Interstate. The interest rate for this lease is 9.18%. On September 30, 1995, the long term portion of this lease was $70,540. In addition, on April 11, 1995, the Company leased additional manufacturing equipment with an aggregate cost of $171,255 from First Interstate purchased under a second lease. The interest rate for the second lease is 8.96%. The long term portion of the second lease was $129,750 on September 30, 1995.

         In June 1995, the Company renewed the Lease Agreement with First Interstate. The new agreement provides up to $1,000,000 on open credit for a term of 11 months for equipment leasing. In accordance with this agreement, on July 24, 1995, the Company leased various equipment with an aggregate cost of $281,157.96 from First Interstate. The interest rate on this lease is 7.54%. On September 30, 1995, the long term portion of this lease was $225,930.

         In August 1994, the Company signed a Lease Agreement with PFC, Inc. The agreement provides up to $1,000,000 on open credit for a term of 11 months for equipment leasing. The interest rate is 8.777%. In accordance with this agreement, on August 9, 1994, the Company leased various manufacturing equipment with an aggregate cost of $190,233 from PFC, Inc. On September 30, 1995, the long term portion of the PFC, Inc. lease was $118,890.


         On September 17, 1995 the Company signed a sublease for a portion of the Santa Clara facility to Advanced Point Corporation. The sublease is for four years and nine months commencing October 1, 1995 and ending July 31, 2002. On September 19, 1995, the Company signed a sublease for the remaining portion of the Santa Clara facility to Silicom Electronics Inc. The sublease is for two years and one month commencing on October 1, 1995 and ending November 30, 1997.

         The Company moved the Santa Clara facility to San Jose, California. On July 18, 1995, the Company signed a new building lease for the San Jose, California facility for seven years and one month commencing on August 1, 1995 ending on August 30, 2002.

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

         Pursuant to the acquisition of Fresh Test Technology on April 3, 1995, the Company acquired a building lease for the Chandler, Arizona facility for two years commencing on November 1, 1993 and ending October 31, 1995. This lease was subsequently amended for an additional one year and two months commencing on November 1, 1995 and ending December 31, 1996. The Company leased additional building space for the Chandler, Arizona facility for five years commencing on December 1, 1993 and ending on November 30, 1998. The Company leased additional building space for three years commencing on October 8, 1990 and ending on October 7, 1993. This lease was amended for an additional three years commencing on November 3, 1992 and ending on November 2, 1995. This facility is currently subleased to another tenant for twenty months commencing on February 1, 1994 and ending on October 31, 1995. The Company's leasing obligation expired October 31, 1995 and the Company has no intention of renewing this lease.


F.       PRO FORMA DATA - FRESH TEST TECHNOLOGY ACQUISITION
         --------------------------------------------------

                                     Nine Months               Three Months
                                   Ended Sept. 30             Ended Sept. 30
                                1995             1994      1995             1994
                                ---------------------      ---------------------
         Net sales             19,446,606   13,429,844     6,834,260   4,438,356
         Net income             1,871,418      742,733       512,158     104,774
         Primary earnings
           per share                  .46          .22           .12         .03
         Fully diluted earnings
          per share                   .40          .19           .10         .03


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

GENERAL

Cerprobe Corporation designs and manufactures a family of products used in electronic screening and verification of integrated circuits (IC) and hybrid substrates (MCM) for the semiconductor industry. This family of products includes probe cards which range in price from $500 to $20,000, performance/Device Under Test (DUT) boards which range in price from $500 to $8,000, and electro-mechanical systems (interface products) which range in price from $10,000 to $60,000.

Cerprobe was founded in 1976. Following a change in the Company's management team in 1990, the Company has experienced significant internal expansion, with revenues exceeding $14 million in 1994. Cerprobe has doubled its share of the domestic probe card market during the past five years to become a major supplier of probe cards in the United States and on a worldwide basis. Cerprobe began expanding its international market during 1994 by opening a full service manufacturing and repair facility in Scotland to serve Europe. This facility is now fully operational. Plans are in place to open offices in the Asia Pacific area during 1995. The Company operates manufacturing facilities in Tempe and Chandler, Arizona; San Jose, California; Austin. Texas; and Westboro, Massachusetts, and maintains sales offices in Beaverton, Oregon; Colorado
Springs, Colorado; and Boca Raton, Florida. Product sales are made both by Company employed sales personnel and independent distributors.

On April 3, 1995, the Company completed the acquisition of Fresh Test Technology Corporation ("Fresh Test"). In connection with the acquisition, Cerprobe issued 712,500 shares of its common stock to the shareholders of Fresh Test. Fresh Test, based in Chandler, Arizona, was founded in 1987 and specializes in the design and manufacturing of controlled impedance, high frequency, ATE interface boards and systems for testing digital, mixed signals and analog integrated circuits. The Company believes that this acquisition allowed the combination of product lines and the consolidation of engineering expertise.


THIRD QUARTER OF 1995 AND 1994 COMPARISONS
- RESULTS OF OPERATIONS

Net sales for the third quarter of 1995 were $6,834,260, an increase of 102% over net sales for the third quarter of 1994 of $3,376,850. Net sales for the first nine months of 1995 were $17,968,454, an increase of 78% over net sales for the first nine months of 1994 of $10,111,136. The increase in net sales reflects a continuation of higher order rates for the Company's probe card products and the contribution from the recent acquisition of Fresh Test.

Gross margin for the third quarter of 1995 was 48% of sales compared to 30% of sales for the comparable period in 1994. For the first nine months of 1995, the gross margin was 48% of sales compared to 39% of sales for the first nine months of 1994. The increase in gross margin is primarily a result of the increase in net sales and the positive effect of fixed manufacturing costs being spread over a larger revenue base.

Engineering and product development expenses increased 78% for the third quarter of 1995 over the third quarter of 1994. For the first nine months of 1995, engineering and product development expenses increased 67% over the comparable period for 1994. This increase represents a controlled expansion of research and development efforts to pursue the development of new integrated circuit testing systems for the future.

Selling, general and administration (SG&A) expenses for the third quarter of 1995 were $2,197,764, an increase of 162% compared with $837,813 for the comparable period in 1994. SG&A expenses for the first nine months of 1995 were $5,110,197, an increase of 114% compared to $2,387,087 for the comparable period in 1994. The increase in total SG&A expenses resulted primarily from the increase in fixed general and administrative costs due to the Company's continued facility expansion and the acquisition of Fresh Test.

Operating income for the third quarter of 1995 was $885,124, an increase of 1,373% compared to $60,093 for the third quarter of 1994. Operating income for the first nine months of 1995 was $2,938,447, an increase of 136% compared with $1,243,289 for the first nine months of 1994. The increase in operating income resulted primarily from the increase in net sales and an increase in the gross margin.

Interest expense for the third quarter of 1995 was $50,042, an increase of 31% over the comparable period in 1994. Interest expense for the first nine months of 1995 was $133,976, an increase of 22% over the comparable period in 1994. The increase in interest expense is primarily attributable to the increase in lease equipment financing and the additional debt financing related to the acquisition of Fresh Test.

Other income for the third quarter of 1995 was $39,076, a decrease of 27% over the comparable period in 1994. This decrease was primarily due to the royalty income recognition in 1994 that did not occur in the third quarter of 1995. Other income for the first nine months of 1995 was $154,071, an increase of 97% over the comparable period in 1994. This increase is primarily due to maximizing available vendor discounts.

Income before taxes for the third quarter of 1995 was $874,158, an increase of 1,050% over the comparable period in 1994. Income before taxes for the first nine months of 1995 was $2,958,542, an increase of 144% over the comparable period in 1994. Net income for the third quarter of 1995 was $512,158, an increase of 1,014% over the comparable period in 1994. Net income for the first nine months of 1995 was $1,691,542, an increase of 114% over the comparable period in 1994. Once again, the increase is primarily due to the increase in net sales and the increase in gross margin.

The Company has used all of its available loss carryforwards and has begun to feel the full impact of the income tax rates. The current estimated income tax rate in the U.S. is 37.7%; on a consolidated basis, however, it is 42.8% due to the nondeductible tax loss from the Scotland subsidiary.

For the nine months ended September 30, 1995, the Company's full service manufacturing facility in Scotland experienced a net loss of $403,323, with no resulting tax benefit, which translates into a $.10 primary and $.09 fully diluted effect on earnings per share for the nine months ended September 30, 1995. The Company expects the Scottish facility to continue to have some negative impact on earnings through the fourth quarter of 1995, but less than that experienced in 1994.

Cerprobe Europe Ltd., continued production, training and the build up of inventory in the third quarter of 1995. Cerprobe Europe Ltd. accounted for revenues of $341,939 year-to-date. Capital and training grants from the local Economic Development Agency helped defray start up costs for this subsidiary and are being recognized as income over 36 months.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $3,519,428 at December 31, 1994 to $4,376,967 at September 30, 1995. The current ratio decreased from 3.9 at December 31, 1994 to
2.8 at September 30, 1995, primarily as a result of the purchases of equipment, the increase in accounts payable and other accrued expenses and an increase in the notes payable from the acquisition of Fresh Test. These increases are due to the continued planned expansion.

On June 12, 1995, the Company signed a Loan Agreement with First Interstate. First Interstate's Loan Agreement provides up to $750,000 in revolving credit for accounts receivable financing. The interest rate on the revolving credit agreement is 0.25 percentage points above First Interstate's index rate. As of September 30, 1995, there was no amount outstanding.

The Company entered into an equipment financing arrangement with Norwest Equipment Finance in May 1993. The Company has leased equipment valued at $160,798 for a term of 36 months. The interest rate is 7.785%. At the end of the lease term, the Company will purchase the equipment for $1.00.

The Company entered into an equipment financing arrangement with First Interstate in June 1994. On March 15, 1995, the Company leased equipment valued at $95,200 for a term of 60 months. The interest rate is 9.18%. At the end of the lease term, the Company will purchase the equipment for $1.00. On June 12, 1995, the Company renewed the Lease Agreement with First Interstate. The Company leased additional equipment valued at $281,158 for a term of 60 months, the interest rate is 7.54%. At the end of the lease term, the Company will purchase the equipment for $1.00.

The Company entered into an equipment financing arrangement with PFC, Inc. in August 1994. The Company leased equipment valued at $190,233 for a term of 60 months. The interest rate is 8.777%. At the end of the lease term, the Company will purchase the equipment for $1.00.

On July 7, 1994, CerProbe Europe Ltd. signed a month-to-month building lease for the East Kilbride, Scotland facility. In November 1994, the Company approved a formal lease for five years commencing on August 28, 1994 and ending August 27, 1999. The lease provides that unless the tenant gives a six week notice prior to the end of the term, the lease will continue to run year to year.

In 1994, the Company received a grant from Locate in Scotland, an economic development agency of the British government. The Company has already met 2 of the 3 tiers with respect to the grant and has received 70,000 pounds (approximately $110,000 at the exchange rate in effect on September 30, 1995). The receipt of the funds pursuant to the grant has helped the Company defray start-up expenses in connection with establishing this facility.

On June 23, 1995, the Company signed a letter of intent to lease the building for its Singapore facility for three years commencing on September 3, 1995 and ending on September 2, 1998.

The Company intends to establish and operate a manufacturing repair and sales facility at this location. The Company estimates that up to $400,000 will be used to acquire necessary equipment and to modify the facility to meet the Company's specifications.

The coverage ratio of Total Debt to Net Worth was .42 at December 31, 1994 compared to .39 at September 30, 1995. This decrease indicates longer term financial security and a greater flexibility to borrow in the future. The Company believes that its existing line of credit and lease line combined with cash generated from operations will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.




                          PART II - OTHER INFORMATION

Item 1            Legal Proceedings
                  a.       None

Item 2            Changes in Securities
                  a.       None

Item 3            Defaults on Senior Securities
                  a.       None

Item 4            Submission of Matters to Vote of Security Holders
                  a.       None

Item 5            Other Information
                  a.       None

Item 6            Exhibits and Reports on Form 8K
                  a.       Exhibits required by Item 601 of Regulation S-K

                           1.    None


                  b.       Reports on Form 8-K

                           1. Form 8-K/A3 filed on October 12, 1995 to report the acquisition of Fresh Test Technology. The following financial statements were filed with the form 8-K/A3:

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

                                 Pro Forma Condensed Combined Balance Sheet (unaudited) as of March 31, 1995.

                                 Pro  Forma  Condensed   Combined  Statement  of
                                 Earnings (unaudited) for the Three Months Ended March 31, 1995.

                                 Notes to Pro Forma Condensed Combined Financial Statements.

                                 Fresh Test Technology Corporation Financial Statements as of March 31, 1994 and 1993.


                                 Fresh Test Technology Corporation Financial Statements as of March 31, 1995 and 1994.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CERPROBE CORPORATION



                                         C. Zane Close
                                         -------------------------
                                         C. Zane Close
                                         President, Chief Executive Officer

November 13, 1995