Form 10KSB
period 1995-12-31
CERPROBE CORP
filed 1996-04-01
CIK 725259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995       Commission File Number 0-11370

                              CERPROBE CORPORATION
                              --------------------
                 (Name of small business issuer in its charter)

           Delaware                                          86-0312814
           --------                                          ----------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                 600 South Rockford Drive, Tempe, Arizona 85281
                 ----------------------------------------------
               (Address of principal executive offices)(Zip Code)

                  Issuer telephone number, including area code:
                  ---------------------------------------------
                                 (602) 967-7885

              Securities registered under Section 12(b) of the Act:
              -----------------------------------------------------
                                      None
                                      ----
                                (Title of Class)

              Securities registered under Section 12(g) of the Act:
                     Common Stock, Par Value $.05 Per Share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

The issuer's revenues for the fiscal year ended December 31, 1995 were $26,098,637.

As of March 22, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq National Market, was $40,826,352. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of March 22, 1996, there were 4,281,553 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Registration Statement on Form 8-A/A (No. 0-11370) and Registration Statement on Form S-8 (No. 33-65200) are incorporated by reference in Part IV hereof.

                                TABLE OF CONTENTS


                                                                            Page
Part I
 Item 1.  Description of Business............................................  1
 Item 2.  Description of Properties.......................................... 10
 Item 3.  Legal Proceedings.................................................. 12
 Item 4.  Submission of Matters to a Vote of Security-Holders................ 12

Part II
 Item 5.  Market for Common Equity and Related Stockholder Matters........... 12
 Item 6.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 13
 Item 7.  Financial Statements............................................... 17
 Item 8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................. 17

Part III
 Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............... 17
 Item 10. Executive Compensation............................................. 20
 Item 11. Security Ownership of Certain Beneficial Owners
             and Management.................................................. 28
 Item 12. Certain Relationships and Related Transactions..................... 30

Part IV
 Item 13. Exhibits, Lists and Reports on Form 8-K............................ 32


Signatures................................................................... 37
Financial Statements ........................................................F-1

                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS

General

                 Cerprobe designs, manufactures, and markets high-performance probing and interface products for use in the testing of integrated and hybrid electronic circuits for the semiconductor industry. Cerprobe believes it is a leading U.S. producer of probe cards. Cerprobe's probing and interface products enable semiconductor manufacturers, such as Intel, Motorola, and IBM, among others, to test the integrity of their integrated circuits during the batch fabrication process used in manufacturing integrated circuits in wafer form. Testing integrated circuits during the batch fabrication stage of the manufacturing process permits semiconductor manufacturers to identify defective products early in the manufacturing process, which improves overall product quality and lowers manufacturing costs. Cerprobe markets its probing and interface products worldwide to semiconductor manufacturers, both those who manufacture integrated circuits for resale and those who manufacture integrated circuits for inclusion in their own products.

Industry Background

                 During the past three decades, the demand for integrated circuits has increased dramatically. The semiconductor has enabled the electronics industry to decrease the size, improve the performance, and expand the capabilities of electronic products, such as computers and cellular phones. As the electronics industry has become more sophisticated, it has developed the technology to reduce the size of components and to fabricate a complete electronic circuit on a single substrate referred to in the industry as a "chip." A number of components integrated on a single chip to form a circuit is known as an "integrated circuit." Integrated circuits are widely used in the automotive, computer, telecommunications, and consumer electronics industries. Demand for products incorporating integrated circuits continues to increase as semiconductor manufacturers have decreased the size and improved the performance capabilities of integrated circuits. In addition, as a result of advances in technology, the amount and complexity of the circuitry integrated within a single chip has grown significantly. An interconnection of integrated circuits and discrete electronic components on a substrate is a "hybrid circuit." Hybrid circuits may contain as few as one and as many as 50 chips, potentially costing thousands of dollars. Because one flaw in the substrate could cause the entire assembly to be defective, it is important for hybrid circuit manufacturers to identify defective substrates through testing.

                 Integrated circuits generally are manufactured using a batch fabrication process, pursuant to which integrated circuits are fabricated by repeating a complex series of process steps on a wafer substrate, which is usually made of silicon and measures three to eight inches in diameter. A finished wafer consists of many integrated circuits (each referred to as a "die"), the number depending on the size of the circuits and the size of the wafer.

                 Semiconductor manufacturers use probing equipment during the design and manufacturing processes to verify design specifications, identify defective integrated circuits, ensure conformance with quality standards, and classify integrated circuits according to performance characteristics. Most semiconductor manufacturers test integrated circuits by probing the dies in wafer form to determine whether each individual integrated circuit meets design specifications. Probing involves establishing temporary electrical contact between the device under test ("DUT") and automatic test equipment ("ATE"). The number of dies on any wafer meeting specifications varies depending upon the complexity of the circuit and other manufacturing-related aspects. Semiconductor manufacturers concerned with maintaining profit margins test each integrated circuit two or three times before completion of the fabrication process. Testing is performed during the wafer fabrication process ("in-line testing") and at the completion of the wafer fabrication process ("end-of-line testing") to measure electrical parameters which verify the reliability of the wafer fabrication process, while functional testing is performed after the wafer fabrication ("wafer sort") to identify integrated circuits that do not conform to particular electrical specifications. Semiconductor manufacturers use probe cards and ATE interfaces primarily during the wafer sort, which occurs before the separation and packaging of each individual integrated circuit. After probing, integrated circuits that meet specifications are separated from the batch and bonded onto plastic, ceramic, or other packages with extended leads. Integrated circuits that do not meet specifications are discarded. Consequently, the testing of integrated circuits in wafer form is important to avoid incurring the significant expense of assembling dies that do not meet specifications.

                 Probe cards and ATE interfaces are also used for in-line testing and are used for research and development and quality and process control applications. In-line testing requires special equipment features such as cleanroom compatibility, as tests are carried out during the manufacturing process. This testing is done to verify the manufacturing process while wafers are in an unfinished state where corrective action to the process can be taken. Testing also provides integrated circuit manufacturers with valuable data used to maintain process controls. Testing can alert manufacturers to flaws in the fabrication process or the equipment used by identifying recurring defects.

                 Integrated circuit testing also enables semiconductor manufacturers to generate reliable yield data. Yield is defined as the ratio of the number of integrated circuits on a wafer that meet the specifications at the end of the process compared to the number of integrated circuits on a wafer at the beginning of the fabrication process. Yield data allows manufacturers to measure the efficiency of their production process and adjust production techniques accordingly. Yield data from testing also can enable manufacturers to decrease raw materials and reduce costs if yields are higher than expected.

The Wafer Probing Process

                 Semiconductor manufacturers test integrated circuits by means of a probing system, which transmits electrical signals to the integrated circuits and analyzes the signals upon their return. The principal components of a probing system include: (i) a probe card, which consists of a printed circuit board containing numerous probes positioned to "touchdown" on or make electrical contact with a series of metallized pads on the integrated circuits; (ii) a prober, which moves the wafers into position enabling the probe card probes to touchdown on the pads; (iii) automatic test equipment ("ATE"), which transmits the electrical signals to the integrated circuits and evaluates signals upon their return; and (iv) an ATE interface, which transmits the electrical signals between the ATE and the probe card.

                 The probe card utilizes a number of probes designed to separately contact or "probe" a series of electrical contact points (or "pads") on the integrated circuit. Because the type and complexity of the integrated circuit to be tested vary, the number and positioning of the probes and the size of each probe card must be custom designed for the specific integrated circuits being tested to ensure proper alignment. Each ATE interface generally must be custom designed for each probe card. An ATE and a prober can be used to test integrated circuits of various sizes, types, and degrees of complexity and generally are not specific to the integrated circuit being tested.

                 During the probing process, the prober positions each integrated circuit on a wafer so that the pads on the integrated circuit align under and make contact with the probes on the probe card. The ATE transmits electrical signals through the ATE interface to the probe card, then to the metallized pads on the integrated circuit and then evaluates the signals it receives from the probe card to determine whether a particular integrated circuit meets design specifications. The probing process also determines the performance capabilities of each integrated circuit.

                 The testing of integrated circuits can run from milliseconds to over a minute depending on the complexity of the semiconductor device, as some integrated circuits contain more than three million interconnects. Unlike most of the equipment used in the semiconductor manufacturing process, which typically has a long life cycle, probe cards have a short life span. Probe cards for application specific integrated circuits ("ASICs") might be used once and then discarded. The average life of a probe card typically ranges from 200,000 to 500,000 touchdowns. However, damage due to faulty test handling equipment or operator error can render a probe card useless prior to expiration of its normal useful life. Cerprobe estimates that about one-third of its probe cards become obsolete within six months after sale.

The Market for Probe Card and ATE Interfaces

                 The Company sells its probe cards and ATE interfaces in the United States, European, and Asian markets. The Japanese market is comprised of semiconductor fabrication facilities located in Japan, which currently are serviced by the Company's Japanese competitors.

                 Recent trends, including rapidly growing demand for semiconductors and advances in semiconductor technology, have driven increased demand for probing devices, such as probe cards and ATE interfaces. As demand for semiconductors increases, semiconductor manufacturers typically require additional probing devices to meet their growing capacity requirements. Conversely, to the extent demand for semiconductors lessens, semiconductor manufacturers are likely to reduce their demand for probing devices. Integrated circuit technology is changing rapidly due to constantly increasing demands for greater functionality and higher speeds. Advances in integrated circuit design and process technologies have enabled manufacturers to produce smaller integrated circuits with even greater circuit densities, levels of integration, and complexity to meet these demands. Advances in semiconductor technology have resulted in higher pin counts, more varied configurations, and increasingly complex semiconductor devices. As a result of the increased complexity of integrated circuits and shorter product lifecycles, demand for sophisticated probing devices has increased.

                 These trends in the integrated circuit market have caused corresponding trends in the probe card and ATE interface markets. Testing more complex integrated circuits requires more sophisticated probe cards and ATE interfaces. The increased sophistication of integrated circuits also has resulted in increased testing time, which lowers integrated circuit production rates. In addition, probe cards and ATE interfaces must have greater performance capabilities in order to test the increasingly complex circuitry and higher pin counts of integrated circuits. Probing device manufacturers also must have the capability to handle increasingly varied integrated circuit configurations. Integrated circuit manufacturers are putting added emphasis on greater accuracy and testing speed and quicker turnaround times for probing devices.

Cerprobe Strategy

                 Cerprobe has become a leader in the domestic market for probe cards and ATE interfaces by addressing many of the challenges associated with the testing of complex integrated circuits through a combination of strengths, including advanced technical capabilities, a broad line of high-quality products, and close relationships with leading integrated circuit manufacturers. Cerprobe's strategy is to increase its domestic market share and to continue expanding into international markets. Cerprobe's implementation of this strategy includes the following key elements:


o Focus on Technological Innovation. Cerprobe is focusing more heavily on engineering and research and development to produce a variety of high-performance custom-designed probe cards that have the ability to test more complex integrated circuits and to test at higher speeds. Cerprobe supports higher integrated circuit production rates through the use of leading edge materials and proprietary circuit design methods in its probe cards and ATE interfaces. SEMATECH, the U.S. semiconductor industry consortium which defines the standards for future semiconductor products, recently awarded Cerprobe two research and development contracts. Cerprobe currently is developing new integrated circuit testing systems for the semiconductor industry. The latest research and development contract calls for Cerprobe to determine the best solutions for probing the interior contact points of semiconductors. Demand for such testing devices is driven by the continuing shrinkage of semiconductors, which is leading to more complex integrated circuits. Cerprobe intends to continue its emphasis on engineering and research and development in an effort to anticipate and address technological advances in semiconductor processing.

o Maintain Strong Customer Relationships. Cerprobe maintains long-standing relationships with many of its customers. Cerprobe's development of products and product enhancements is market driven. Engineering, sales, and management personnel collaborate closely with customer counterparts to determine customers' needs and specifications. Cerprobe's probing devices are custom designed for testing specific semiconductor devices. Cerprobe expects to continue to strengthen its existing customer relationships by continuing to provide quality products and high levels of service and support.

o Provide Quality Products and Service. Cerprobe believes it has developed a reputation as a leader in providing high-quality products and services. This high quality level is achieved through rigorous inspection and testing of products, and the application of sound Quality Management policies and practices. ISO 9000, the internationally recognized standard for Quality Management, sets the criterion for Cerprobe's quality system and is being implemented at all manufacturing sites. A cornerstone of the Quality Management system is Cerprobe's advanced metrology tools that ensure precise measurements of all key product parameters. As the size of integrated circuits is driven smaller by advances in integrated circuit technology, the accuracy of measurements becomes increasingly important. Cerprobe's Quality and Engineering departments work together to define measurement needs and identify tools that can achieve the desired results. Cerprobe believes that its size and production methods allow it to provide its customers with high-quality products and quick turnaround times.

o Expand to International Markets. Cerprobe intends to continue expansion into international markets including Europe and Asia. Cerprobe has begun to pursue these markets by aggressively mounting a focused sales and marketing effort directed at selected key semiconductor manufacturers abroad. Cerprobe believes that its recent international successes are in part due to its strategy of locating manufacturing plants close to its customer sites. Cerprobe's international expansion includes the location of a full-service manufacturing plant in East Kilbride, Scotland and the opening of facilities in Singapore.

o Expand Product Lines and Applications. Cerprobe intends to capitalize on its market position and technical expertise to further broaden existing product lines through internally developed products and from time to time through acquisitions. For example, Cerprobe's acquisition of Fresh Test Technology Corporation enabled Cerprobe to offer an expanded product line, including ATE interfaces and custom-designed printed circuit boards. The acquisition of Fresh Test and the proposed acquisition of CompuRoute, Inc. provides Cerprobe with greater opportunities for product development. This strategy also enables Cerprobe to offer its customers a total system solution. See "Description of Business - Proposed Acquisition."

Products

                 Cerprobe's probe cards generally range in price from $500 to $10,000, but may cost more depending upon the complexity and performance specifications of the probe cards. Cerprobe's interface assemblies range in price from $1,000 to $65,000. Most probe cards are delivered within one to three weeks of the receipt of a customer's order and appropriate specifications.

Probe Card Products

                 Probe card products continued to constitute the significant majority of Cerprobe's business during 1995. A probe card used in the testing of an integrated or hybrid circuit utilizes a number of probes designed to separately contact or "probe" a series of metallized pads on the integrated or hybrid circuit. Through the number and positioning of the probes, probe cards are individually designed for the specific integrated or hybrid circuits being tested. Probe cards are manufactured according to the customer's specifications, which vary depending upon the type and complexity of the circuit to be tested.

                 The metallized pads on the circuit to be tested generally are located on the periphery of the circuit. As the number of pads increases due to the type and complexity of the circuit being tested, certain customers place pads in the center as well as on the periphery of the circuit being tested. This design is known as an "array."

                 There are four types of probe card technologies currently available.

                    1. CerCardTM/epoxy ring technology uses probes that connect directly to a printed circuit board. Probe cards using this type of technology are capable of high-speed, high-density probing. Cerprobe introduced the CerCardTM in October 1990. Sales of the CerCardTM generated approximately 68% of Cerprobe's revenues in 1995 as compared to approximately 73% of Cerprobe's revenues in 1994. Cerprobe anticipates that the CerCardTM will continue to account for a substantial portion of Cerprobe's probe card business in the future.

                    2. Ceramic/metal blade technology uses a ceramic or metal blade attached to a needle designed to make contact with the pads. Probe cards using ceramic blade technology, which was developed and patented by Cerprobe, are capable of low-speed, low-density probing. With optional features, the ceramic blade can be used for high-speed probing. Cerprobe will continue to manufacture ceramic blade probe cards; however, Cerprobe expects that ceramic blade probe cards will account for a decreasing portion of Cerprobe's probe card business in the future.

                    3. Buckle beam technology uses vertical probes that emerge from a pattern that mirrors the pattern of the pads on the integrated or hybrid circuit being tested. Probe cards using this technology are capable of probing pads in the center of an integrated or hybrid circuit using an "array" design. This technology generally is used for high-density, low-speed applications.

                    4. Membrane technology uses a thin film flexible circuit with "bumps," rather than probes, designed to make contact with the pads. Probe cards using this technology were introduced in 1988 and are intended for high-speed, high-density applications.

                 All of Cerprobe's probe card products utilize either CerCardTM/epoxy ring or ceramic blade technology. Cerprobe estimates that products utilizing these technologies account for approximately 90% of the world market for integrated and hybrid circuit probe card products, that products utilizing the metal technology account for approximately 10% of the world market, and that products using the buckle beam and membrane technologies constitute less than 1% of the available world market.

                 Cerprobe has invested over 15 years in the design of different types of printed circuit boards, blades, and probes and the manufacturing processes required to assemble these products into a finished probe card. Because the signals carried by the probe card are very sophisticated and vary by customer, Cerprobe manufactures many types of printed circuit boards, blades and probes, each of which may be individually designed to meet the specifications of each customer.

ATE Interface Products

                 An interface is used to carry signals from the ATE to the probe card. An interface typically consists of two intricate multi-layer printed circuit boards connected by either a system of cables varying in length from less than one inch up to six feet or spring loaded contact pins. One end of the interface connects to the ATE and the other to a probe card fixture mounted on a prober that holds the probe card in a stationary position. Cerprobe's computer-aided design system is used to design the interfaces, each of which has hundreds of intricate signal lines. In each case, the integrity of the test is highly dependent on maintaining the quality of the signal between the ATE and the integrated or hybrid circuit being tested.

                 Cerprobe's interface product line transmits a "clean" signal from the ATE to the probe card and carries a return signal back to the ATE after the circuit processes the signal. Cerprobe's interface products are designed to optimize the integrity of return signal data through the reduction of channel crosstalk and the matching of delay times and impedance, thereby realizing accurate circuit yields. Yield is the ratio of good circuits to total circuits per processed wafer and is an important cost factor for Cerprobe's customers. Because Cerprobe's interfaces provide reliable yield data by allowing for clear signal transmission, interfaces can also be cost saving devices. Cerprobe's interface products feature ease of mechanical installation in the prober and facilitate access to the wafer during testing.

                 Generally, each combination of ATE and prober ordered by a customer will require a different interface. Interface products range from small single board cable type interfaces for less complex systems to high speed/frequency digital or mixed signal (analog and digital) interfaces used in testing more complex integrated circuits. Prices for interfaces range from $1,000 to $65,000 per system.

                 Cerprobe also produces another interface product known as a planarized "motherboard" ("PMB"), which is a modified probe card fixture sometimes used in the manufacture, repair, and inspection of probe cards. Customers of Cerprobe that maintain and inspect their probe cards will continue to purchase PMBs even though their demand for other interface products may decrease. In addition, motherboards are a necessary part of Cerprobe's manufacturing operations.

                 Cerprobe sales of ATE interfaces have increased as a result of the acquisition of Fresh Test Technology Corporation, a company engaged primarily in the design, manufacture, and sale of interface products.

Research and Development

                 Cerprobe recently has expanded its engineering and research and development efforts. Cerprobe has been successful in controlling expenditures for research and development by collaborating with certain customers who pay Cerprobe to develop new product innovations.

                 Cerprobe has been awarded two research and development contracts with SEMATECH, a consortium of leading U.S. semiconductor manufacturers and the U.S. government formed to promote technological innovation in the U.S. semiconductor industry. In the first agreement with SEMATECH, Cerprobe concentrated on the extension of present technology to include tighter pitches (i.e., placing probes closer together) as well as developing higher frequency testing characteristics. Advances in semiconductor technology have resulted in the shrinkage of circuitry patterns (from 200 microns to 90 microns, and smaller pad pitches) and increases in speed from 33 Megahertz to over 100 Megahertz. As semiconductors have become more sophisticated, the need to place the pads in the middle of the integrated circuit as well as on the perimeter has developed. An area array probe card makes it possible to test circuitry pads or bumps no matter where they are located on the integrated circuit. The second agreement with SEMATECH calls for Cerprobe to determine the best solution for probing the interior contact points of semiconductors. Pursuant to this agreement, as Cerprobe matches funds contributed by SEMATECH, Cerprobe retains the rights to any technology developed through these research and development efforts. Cerprobe also believes it gains an added benefit from the SEMATECH relationship by being able to work with its semiconductor manufacturer partners to anticipate and address technological advances in semiconductor processing and testing.

Manufacturing

                 The manufacturing process for Cerprobe's products consists of the assembly of the component parts of each of its products, which are manufactured at Cerprobe's Tempe and Chandler, Arizona, San Jose, California, Westborough, Massachusetts, Austin, Texas, and East Kilbride, Scotland facilities. The raw materials used by Cerprobe in its manufacturing process include ceramic, tungsten, and printed circuit boards, all of which are readily available in the marketplace. The components purchased by Cerprobe from other manufacturers are obtained from a variety of suppliers, some of which are custom-designed in accordance with Cerprobe's specifications.

                 In August 1994, Cerprobe established and now operates a manufacturing, repair, and sales facility in East Kilbride, Scotland. Cerprobe's objective in establishing and operating this facility is to serve its existing customers in Europe and to expand its sales efforts throughout Europe. To conduct operations in Europe, Cerprobe has formed Cerprobe Europe, Limited in the United Kingdom as a wholly-owned subsidiary of Cerprobe.

                 In June 1995, Cerprobe established an office in Singapore through a joint venture. Cerprobe currently is working to complete a full service manufacturing, repair, and sales facility in Singapore to serve the Asian market. Cerprobe anticipates that the facility will become operational in the second quarter of 1996.


Marketing and Sales

                 Since beginning operations, Cerprobe has developed an extensive North American customer base. These customers represent the major merchant manufacturers of integrated circuits (businesses that manufacture for resale in the market), such as Motorola, Intel, National Semiconductor, and others. In addition, a significant part of Cerprobe's revenues are derived from sales to captive semiconductor operations (businesses that produce semiconductors for their own use), such as IBM and AT&T. In 1995, only one of Cerprobe's customers, Intel, accounted for more than 10% of Cerprobe's sales. These merchant semiconductor manufacturers and captive semiconductor operations provide Cerprobe with a well-balanced base consisting of customers whose products serve communications, computer, automotive, and military/aerospace applications.

                 In addition to serving high-volume established manufacturers, Cerprobe's products also are designed to meet the needs of emerging and leading edge technology firms such as those offering ASICs and GaAs (Gallium Arsenide devices). Cerprobe believes that these companies will become an increasingly important part of the U.S.-based semiconductor industry.

                 Purchasers of probing products generally place a high value on service. Technical features and product quality also are attributes expected by Cerprobe's customers. Although the service needs of customers currently are receiving a great deal of attention by all businesses, the unique needs of purchasers of probing products dictate an unusually high level of responsiveness in this area. The products produced by Cerprobe usually require a great deal of customization in order to meet customer specifications. Response time, product design specifications, and rapid delivery typically are critical factors in customer satisfaction. In addition, the customer's evaluation of the design and performance of completed probing products can be quite subjective. To facilitate satisfaction of its customer's servicing needs, Cerprobe maintains five regional service centers in various regions of the United States and a manufacturing, repair, and sales facility in East Kilbride, Scotland. Cerprobe is also establishing a manufacturing, repair, and sales facility in Singapore to provide service to the Asian market.

                 In addition to its regional service facilities, Cerprobe reaches its domestic customers with its sales personnel and regional representatives. Like its regional service facilities, Cerprobe's sales personnel are strategically located to facilitate rapid response to major market centers and key customers. In September 1993, Cerprobe established a sales office in Dallas, Texas to serve customers in that region. In February 1994, Cerprobe expanded that facility to include repair operations. In July 1994, Cerprobe established a sales office in Beaverton, Oregon, to serve customers in that region. Cerprobe also has sales representatives in Colorado Springs, Colorado and Boca Raton, Florida.

                 In both Europe and the Far East, Cerprobe has utilized a network of independent distributors. Currently, Cerprobe's international business represents approximately 11% of sales. Cerprobe, however, recognizes the potential in these markets and is positioning itself to initiate a more aggressive marketing and sales program in the international market in the future. In particular, Cerprobe intends to expand its sales efforts throughout Europe and has established and currently operates a manufacturing, repair, and sales facility in East Kilbride, Scotland for the purpose of serving customers in Europe. In continuing that effort, in June 1995, Cerprobe established a joint venture in Singapore for the purpose of developing a full service manufacturing, repair, and sales facility reaching markets in Southeast Asia. The Company currently is negotiating Pioneer Status with the Singapore Economic Development Agency, which, if granted, would provide certain tax exemptions with respect to the Company's operations in Singapore. The Company anticipates that the Singapore facility will commence operations in the second quarter of 1996.

                 Cerprobe's strategic marketing plan is aimed primarily at increasing its share of the probe card market through continued expansion of CerCardTM product sales both domestically and internationally. The CerCardTM allows Cerprobe to service both the higher pin count probe card market and customers who currently use epoxy ring probe card technology exclusively. Cerprobe also is working with key customers in the development of products and improvements that will enhance Cerprobe's existing product line.

Competition

                 Cerprobe encounters competition from a number of well established domestic competitors in the integrated circuit probe card market, including Wentworth Laboratories, Inc., Probe Technology, and Micro-Probe, Incorporated, as well as numerous smaller competitors. Cerprobe's competitors manufacture and market epoxy ring probe cards, which have been accepted in the marketplace for over 20 years, and metal blade probe cards, which have been accepted in the marketplace for over 15 years. Cerprobe estimates that epoxy ring probe cards comprise approximately 90% of the domestic market and metal blade probe cards comprise approximately 5% of the domestic market. Cerprobe estimates that ceramic blade probe cards represent approximately 5% of the total domestic market. Cerprobe believes that its CerCardTM product, which is a technological improvement of the commonly used epoxy ring type probe card, will continue to capture an increasing portion of the market currently using epoxy ring probe cards. Cerprobe believes that it, and to a limited extent Wentworth Laboratories, Inc. and Accuprobe, Inc., are the only current manufacturers of ceramic blade probe cards. It is expected that competition will increase in the future as integrated circuitry and probing technology become more sophisticated. Manufacturers of integrated circuit probe cards compete primarily on the basis of product performance, service, delivery time and price. Cerprobe believes that it compares favorably with its competitors in these areas.

                 Hand-wired connections have been Cerprobe's principal competition in interface circuitry. Historically, ATE end users have hand-wired the connections between the ATE and the probe card. However, more recently, the market in advanced interface circuitry is developing both domestically and internationally, and increased competition has emerged from other probe card manufacturers, ATE manufacturers, and other companies. Competition in interface circuitry will be on the basis of performance specifications, service, and price.

                 Competition in the international market is significant and similar to that faced in the domestic market. Most of the probe cards sold outside the United States use epoxy ring technology, built under license from U.S. manufacturers. Cerprobe's competitive challenges in the international market are expected to be similar to those experienced domestically.

Patents

                 Cerprobe received a patent in November 1991 for a new probing technology which offers product features that are useful in testing TAB (Tape Automated Bonding) mounted chips, multi-chip substrates, integrated circuits with gold pads or solder bumps, and devices having multiple rows of test points around or within the periphery of the chip. In addition, in January 1995, Cerprobe received a patent for an enhanced version of Cerprobe's CerCardTM product known as a Transmission Line Probe Assembly, which is capable of testing at higher speeds than Cerprobe's current product line.

                 Cerprobe strives to improve existing technology and will pursue patent protection for any new products it may develop in connection with such efforts. However, there can be no assurance that future patents on new products will be sought or issued or that Cerprobe's present patent position will cover its development of new products. Cerprobe believes that its success will depend primarily on the technological competence and creative skills of its personnel rather than the protection of its existing patent or future patents.


Employees

                 Cerprobe has several key employees and the loss of any one of them might have a temporary adverse effect on Cerprobe's business prospects. Cerprobe maintains a key man life insurance policy on C. Zane Close, Cerprobe's Chief Executive Officer, in the amount of $1,000,000. During 1995, a period during which demand for Cerprobe's products increased significantly, Cerprobe's total employment increased from 179 to 299 employees. There are no collective bargaining agreements and Cerprobe considers its relations with its employees to be good.

Raw Materials

                 The raw materials and components used by Cerprobe in the manufacturing process are available from a broad supplier base. These raw materials and components are readily available and no shortages occurred during 1995. Raw materials include ceramic, tungsten, single and multiple printed circuit boards with a variety of machined mechanical parts, probe needles, and metallized ceramic blades.

Government Regulations

                 Federal, state, and local provisions regulating the discharge of materials into the environment have not had a material effect on Cerprobe's business. Cerprobe has made certain leasehold improvements in order to comply with Environmental Protection Agency and local regulations. Cerprobe believes that it is in full compliance with these regulations. Cerprobe, however, is unable to predict what effect, if any, the adoption of more stringent regulations would have on its future operations.

Proposed Acquisition

                 On January 23, 1996, the Company signed a letter of intent to acquire the stock of CompuRoute, Inc. and its affiliates ("CompuRoute"). CompuRoute is engaged in the design, manufacture, and sale of high performance printed circuit boards used by customers in the semiconductor industry. See Note 16 to the Company's Consolidated Financial Statements. If the transactions contemplated by the letter of intent are consummated, CompuRoute will become a wholly owned subsidiary of the Company and CompuRoute's shareholders will receive 920,000 shares of the Company's Common Stock, subject to certain conditions and adjustments. The letter of intent also provides for the Company to appoint Dr. George P. Shrime, the principal shareholder of CompuRoute, to its Board of Directors. The letter of intent also contemplates that the Company will purchase the land and building used by CompuRoute from Dr. Shrime in exchange for 75,000 shares of the Company's Common Stock. There can be no assurance that this transaction will be consummated, or, if consummated, that it will be consummated on the same terms as are currently contained in the letter of intent.

ITEM 2.          DESCRIPTION OF PROPERTIES

                 The Company's principal executive offices and primary manufacturing facility are located at 600 S. Rockford Drive, Tempe, Arizona. The Company leases approximately 30,000 square feet of office and manufacturing space at that location. The lease is for a term of five years and five months, commencing on August 1, 1991, and ending on December 31, 1996. The lease provides for an initial monthly base rent of $15,600 and incremental increases in monthly rent from $18,600 in December 1993 up to $20,400 during the last year of the lease. In 1995, the Company paid $228,780 in total pursuant to this lease. The Company has the option to extend the lease for one successive period of five years at a monthly rent subject to increase according to market rates for comparable space in the same vicinity, subject to a minimum increase of 3% annually.

                 In connection with the acquisition of Fresh Test Technology Corporation, the Company assumed a lease for approximately 15,581 square feet of office and manufacturing space in Chandler, Arizona. The term of the lease is five years commencing on December 1, 1993 and expiring on November 30, 1998. Monthly rent payments range from $10,362 during the first 12 months of the lease to $10,767 during the last 12 months of the lease. The Company leased an additional 5,470 square feet of office and warehouse space at the site in Chandler, Arizona for a 14 month term commencing November 1, 1995 and ending December 31, 1996. The monthly rental rate for this additional office space is $3,555.50. In 1995, the Company paid $125,523 in total pursuant to these two leases.

                   The Company leases approximately 33,000 square feet of office space in San Jose, California for a manufacturing, repair and sales facility. The lease provides for a term of seven years and one month commencing on August 1, 1995 and expiring on August 30, 2002. The lease provides for monthly rental payments of $25,627. The Company has the option to extend the lease for one additional five year term at a monthly rent subject to an increase according to the market rates for comparable space. In 1995, the Company paid $78,077 pursuant to the terms of this lease.

                 The Company remains subject to a lease for approximately 9,056 square feet of office space in Santa Clara, California formerly used as a repair and assembly center and sales office. The lease provides for a term of seven years commencing August 1993. Monthly rent payments range from $9,493 in the first 12 months of the lease to $11,047 in the last 12 months of the lease. Pursuant to this lease, which was entered into in June 1993, and the terms of a preexisting lease relating to a portion of this office space, the Company paid $133,967 in 1995. The Company subleases approximately 4,000 square feet of this space in exchange for $4,000 a month pursuant to a sublease and approximately 5,056 square feet in exchange for monthly payments of $5,600.

                 On November 4, 1994, the Company entered into a lease for a manufacturing, repair and sales facility in East Kilbride, Scotland. The lease provides for approximately 4,582 square feet of office and manufacturing space in exchange for an annual rent of (pounds)15,750, payable quarterly in February, May, August, and November of each year. The term of the lease is five years commencing on August 28, 1994 and expiring on August 27, 1999. In 1995, the Company paid $24,750 in total pursuant to this lease. Unless either party elects to terminate the lease within six weeks of the scheduled expiration date, the lease will continue from year-to-year until terminated by notice.

                 The Company leases approximately 4,800 square feet of office and production space in Austin, Texas for the operation of a repair and assembly center and sales office. The lease will expire on April 14, 2000. The lease provides for monthly payments of rent increasing each year from $3,400 per month during the first year of the lease to $3,986 per month during the last year of the lease. In 1995, the Company paid $43,433 in total pursuant to this lease and a preexisting lease for a portion of the same office space.

                 The Company leases approximately 2,400 square feet of office space in Richardson, Texas, for the operation of a repair and assembly center and sales office. The term of the lease is three years with a three-year renewal. The lease provides for monthly payments of rent of $1,350. In 1995, the Company paid $16,200 pursuant to this lease.

                 On June 30, 1995, the Company leased approximately 6,144 square feet of office space in Westborough, Massachusetts for the operation of a repair and assembly center and sales office. The lease provides for a term of five years commencing on July 1, 1995. Monthly rent payments range from $7,680 in the first 12 months of the lease to $8,192 in the last 12 months of the lease. In 1995, the Company paid $62,956 in total pursuant to this lease. The Company has the option to extend the lease for one additional term of two years at a monthly rent subject to an increase according to the market rates for comparable space in the same vicinity.

                 The Company leases approximately 886 square feet of manufacturing space in Singapore. The term of the lease is three years commencing on September 3, 1995 and expiring on September 2, 1998. The lease provides for monthly payments of rent of $5,854 (Singapore dollars). In 1995, the Company paid $23,377 (Singapore dollars) pursuant to this lease. The Company has the option to renew the lease for an additional three years at a revised rental rate.

ITEM 3.          LEGAL PROCEEDINGS

                 The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                 There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 1995.

                                     PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

                 The Company's Common Stock began trading in the over-the-counter market on the Nasdaq system on September 29, 1983 and commenced trading on the Nasdaq National Market on August 10, 1995 under the symbol "CRPB." On March 22, 1996, the last sale price for the Company's Common Stock was $14.125. The following table sets forth the high and low last sale prices of the Company's Common Stock for each quarter during the last two fiscal years, as reported on the Nasdaq National Market.

                                                 High            Low
                                                 ----            ---
1994:
   First Quarter..........................       6 1/2             5
   Second Quarter.........................       5 1/4         4 1/2
   Third Quarter..........................       5 3/4         5 1/2
   Fourth Quarter.........................       4 3/4         4 1/4

1995:
   First Quarter..........................           6             5
   Second Quarter.........................       8 1/4         5 1/2
   Third Quarter(1).......................      10 1/2            10
   Fourth Quarter.........................          17        16 3/4


(1) Prior to August 10, 1995, prices represent high and low bid quotations on Nasdaq. Bid quotations represent interdealer quotations, which exclude retail markups or mark-downs and commissions and may not necessarily represent actual transactions.


As of March 22, 1996, there were approximately 1,500 record holders of the Company's Common Stock. On May 23, 1994, the Company paid a one-time dividend on its Common Stock equal to $.03 per share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

                   Over the past three years, the Company has succeeded in restructuring and strengthening its internal management, stabilizing and expanding its production environment, and positioning its key sales personnel. As a result, significant growth has occurred, with sales increasing from over $14 million in 1994 to $26 million in 1995. In addition, the Company believes it is appropriately positioned for its current expansion strategy.

                   During 1995, the semiconductor equipment market grew by more than 50% worldwide. Management believes the increase in domestic market share resulted from the Company's expanded capacity in its existing facilities which provided increased support to the Company's customers. The Company emphasized customer support and engineering leadership.

                   The Company took steps in 1994 to expand its presence in the international market by opening a full service manufacturing and repair facility in Scotland to serve Europe. The Scotland facility is now fully operational. In 1995, the Company continued this expansion by opening an office in Singapore pursuant to a joint venture agreement. Management believes that the fastest growing region for the semiconductor industry is Southeast Asia and plans to continue expanding into this area during 1996.

                   Besides increasing its market share, the Company also has expanded its product line. Historically, the Company has produced high performance probing and interface products for use in the testing of integrated and hybrid circuits in the semiconductor industry. Through the acquisition of Fresh Test Technology Corporation, the Company expanded its product line to include the design and manufacture of interface assemblies. This acquisition was completed on April 3, 1995 with the issuance of 712,500 shares of the Company's Common Stock to the stockholders of Fresh Test Technology Corporation. The acquisition allowed the combination of product lines and the consolidation of engineering expertise.

                   In order to continue to broaden the Company's product line, the Company has entered into a letter of intent to acquire CompuRoute, Inc. (and certain affiliated companies) ("CompuRoute") located in Richardson, Texas for approximately 920,000 shares of the Company's Common Stock. The letter of intent also provides for the issuance of 75,000 shares of the Company's Common Stock to CompuRoute's largest stockholder in exchange for certain real estate associated with CompuRoute's operations. CompuRoute is a leading designer and fabricator of printed circuit boards and assemblies used in the testing of semiconductors. The acquisition of CompuRoute will expand the Company's current product line both internally and externally and increase the Company's distribution network. This transaction is subject to a number of conditions, however, including approval by the stockholders of both companies, and there can be no assurance that it will be completed.

                   In order to continue to be a leading performer in the semiconductor industry, the Company intends to support an aggressive research and development program. Recently, the Company was awarded two contracts by SEMATECH, the consortium of government and semiconductor partners that oversees the development of new standards for the industry. These contracts position the Company as a technological leader in its industry. The Company anticipates an added benefit from the ability to work with the Company's semiconductor manufacturer partners in anticipating and addressing technology advances in semiconductor processing and testing.

                   In January 1996, the Company completed a private placement of $10 million of Series A Preferred Stock to a group of institutional investors. The holders of the Series A Preferred Stock are entitled to certain liquidation preferences, conversion rights, and other privileges as described in Exhibits 4(c) and 4(d) to the Annual Report on Form 10-KSB. See Note 16 to the Company's Consolidated Financial Statements. This equity financing will allow the Company to execute its strategy of rapid growth through internal expansion and strategic alliances without the constraints of capital limitations.


Results of Operations -
1995 versus 1994

Net Sales

                   Net sales in 1995 were $26,098,637, an increase of 83% over net sales of $14,251,485 in 1994. This increase in net sales reflects a continuation of higher order rates for the Company's probe card products, especially CercardTM, and the contribution from the 1995 acquisition of Fresh Test Technology Corporation. Approximately $4,000,000 of 1995 net sales resulted from interface product sales.

                   International net sales in 1995 were $2,965,171 compared to $691,295 in 1994, an increase of 329%.

Gross Margin

                   The gross margin in 1995 was $12,392,202, an increase of 105% from the gross margin of $6,037,519 in 1994. Gross margin as a percentage of sales increased from 42% in 1994 to 47% in 1995. The increase in gross margin is primarily a result of fixed manufacturing costs being spread over a larger sales base. Although growth in the semiconductor industry positively impacted sales, price competition in the market place continued to prevent the Company from increasing product prices.

                   The Company believes its ability to continue to increase its manufacturing capacity and inventory levels to meet customer demand and maintain satisfactory delivery schedules will be important competitive factors. As a result of increasing fixed costs and operating expenses related to expanding its manufacturing capacity and increasing inventory levels, the Company's operating results may be adversely affected if net sales do not sufficiently maintain their present level to offset the increased costs.

Engineering and Product Development Expenses

                   Engineering and product development expenses increased 69% to $706,680 in 1995 from $417,198 in 1994. Engineering and product development expenses as a percentage of sales were 2.7% in 1995 compared to 2.9% in 1994. This increase represents a controlled expansion of research and development efforts to pursue the development of new integrated circuit testing systems for the future. This effort will support the Company's strategy to maintain its position as an industry leader.

Selling, General and Administrative Expenses

                   Selling, general and administrative expenses increased to $7,502,598, or 29% of net sales in 1995, from $3,693,401, or 26% of net sales in
1994. The increase in selling, general and administrative expenses resulted primarily from the increase in fixed general and administrative costs due to the Company's continued facility expansion and the acquisition of Fresh Test Technology Corporation.

Other Income (Expense)

                   Total other income (expense) was $31,050 in 1995 compared to ($3,576) in 1994. Other income (expense) primarily results from interest income on cash balances and interest expense on debentures and financed property and equipment. The Company expects a decrease in interest expense in 1996 due to the anticipated conversion of the Company's outstanding Convertible Subordinated Debentures on or prior to March 29, 1996 and December 15, 1996.

Income Taxes

                   The Company's effective tax rate was 43% in 1995 versus 37% in 1994. The effective tax rate on United States income is 38%; on a consolidated basis, however, the effective tax rate is 43% due to nondeductible tax losses generated by the Scotland subsidiary.

Net Income

                   Net  income  for  1995  was   $2,402,247,   an   increase  of
$1,189,424, or 98% over net income of $1,212,823 in 1994. This increase is primarily due to the increase in net sales and gross margin.

Results of Operations -
1994 versus 1993

                   The Company's net sales in 1994 increased 27.1% from 1993, primarily as a result of increased sales of its CerCardTM product line. The significant sales increase in the CerCardTM product line was due primarily to an increase in market share and continued strength in the semiconductor industry.

                   The gross margin increased $1,594,000 from the comparable figure in the prior year. Gross margin as a percentage of sales increased from approximately 40% in 1993 to approximately 42% in 1994. The increase in gross margin resulted primarily from the increase in net sales and the positive effect of fixed costs being spread over a larger revenue base. Although the strength in the semiconductor industry positively impacted sales, price competition in the market place continued to prevent the Company from raising prices for its products.

                   Engineering and product development expenses increased by $81,539, or approximately 24%, from the prior period, reflecting a continued stabilization of these expenses since the significant reduction from 1990 to 1991. This effort to maintain engineering and product development expenses at lower than historical levels reflected the Company's strategy to focus engineering activity on improvements in current technology rather than the development and implementation of new products. During 1994, the Company continued tight controls over research and development spending.


                   Although the Company experienced a substantial increase in net sales and an increase in the gross margin, the Company's net income decreased from $1,502,358 in 1993 to $1,212,823 in 1994. The decrease in net income was primarily due to an increase in income taxes of $620,521 and a loss from start-up operations with respect to its newly established facility in East Kilbride, Scotland, equal to approximately $437,000. Interest expense in 1994 was approximately $115,000, a slight decrease from the $132,000 of interest expense in 1993.

Liquidity and Capital Resources

                   Working capital increased to $4,771,459 at December 31, 1995 from $3,571,999 at December 31, 1994. The Company's current ratio decreased from
4.0 at December 31, 1994 to 2.5 at December 31, 1995 primarily as a result of capital expenditures of $1,960,775, and an increase in accounts payable and accrued expenses of $1,101,238.

                  The ratio of total debt to net worth was .40 at December 31, 1995 compared to .42 at December 31, 1994. On June 12, 1995, the Company signed a Loan Agreement with First Interstate Bank of Arizona. The Loan Agreement provides up to $750,000 in revolving credit for accounts receivable financing. At December 31, 1995, no amounts were outstanding under this agreement. See Note 5 to the Company's Consolidated Financial Statements.

                   Net cash provided by operations was $1,645,564 in 1995 versus $1,538,766 in 1994. The increase resulted from increases in net income, depreciation and amortization expense, and inventories offset by an increase in accounts payable and accrued expenses. Net cash used in investing activities was $2,000,411 in 1995 versus $1,354,644 in 1994. The increase of $645,767 primarily resulted from increased capital expenditures. Net cash used in financing activities was $95,099 in 1995 verus net cash provided by financing activities of $32,613 in 1994.

                   Cash and cash equivalents were $263,681 at December 31, 1995 compared to $738,319 at December 31, 1994. In January 1996, the Company completed a private placement of $10 million of Series A Preferred Stock to a group of institutional investors pursuant to Regulation S promulgated under the Securities Act of 1933. See Note 16 to the Company's Consolidated Financial Statements. The Company intends to use the proceeds from the private placement to fund the start-up costs associated with the Company's expansion into the Asia Pacific region. The Company anticipates that its current cash and cash equivalents combined with future cash flows from operating activities and its available sources of credit should be sufficient to support the Company's operations for at least the next year.

Recent Accounting Pronouncements

                   In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 becomes effective for fiscal years beginning after December 15, 1995. The Company is currently assessing the impact of SFAS No. 121 on its financial statements.

                   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company is currently assessing the impact of SFAS No. 123 on its financial statements.

Inflation and Changing Prices

                   The Company is impacted by inflationary trends and business trends within the semiconductor industry and by the general condition of the national and international semiconductor markets. Market price pressures are exerted on American semiconductor manufacturers by a global marketplace and global competition. Such pressures mandate that semiconductor manufacturers closely scrutinize the prices they pay for goods and services purchased from the Company and other suppliers. Accordingly, the price structure for the Company's products must be competitive. Although continued strength in the semiconductor industry continued to have a positive impact on the Company's sales during 1995, significant competition continued to prevent the Company from raising prices on its products.

                   Changes in the Company's supplier prices did not have a significant impact on revenues or income from operations during 1995 or 1994.

                   As a result of the Company's operation of the manufacturing, repair and sales facility in Scotland, the Company's foreign transactions may be denominated in currencies other than the U.S. dollar. Such transactions may expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. There can be no assurance that fluctuations in the currency exchange rate in the future will not have an adverse impact on the Company's foreign operations.

                   In addition, the Company may purchase a substantial portion of its raw materials and equipment from foreign suppliers and will incur labor costs in a foreign currency. The foreign manufacture and sale of products and the purchase of raw materials and equipment from foreign suppliers may be adversely affected by political and economic conditions abroad. Protective trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect the Company's ability to manufacture or sell its products in foreign markets and purchase materials or equipment from foreign suppliers. In countries in which the Company conducts business in local currency, currency exchange fluctuations could adversely affect the Company's net sales or costs.

ITEM 7.            FINANCIAL STATEMENTS

                   The Independent Auditors' Report and Financial Statements of the Company are set forth on pages F-1 to F-19 of this report and are incorporated by reference herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   None.

                                    PART III

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

                   The following table sets forth certain information regarding the Company's directors and executive officers.

Name                       Age             Position(s) with the Company
- ----                       ---             ----------------------------

Ross J. Mangano            50             Chairman of the Board of Directors
C. Zane Close              46             President, Chief Executive
                                          Officer and Director
Kenneth W. Miller          64             Secretary, Treasurer and
                                          Director
Donald F. Walter           63             Director
William A. Fresh           67             Director
Michael K. Bonham          57             Vice President-Sales and
                                          Marketing
Eswar Subramanian          38             Vice President-Engineering
Henry Wong                 36             Vice President-Production
Robert K. Bench(1)         47             Chief Financial Officer
Roseann L. Tavarozzi       41             Vice President-Finance

- -----------
  (1 )Mr. Bench has informed the Company that, following the expiration of his employment agreement with the Company on April 3, 1996, he does not intend to remain with the Company.

                   Ross J. Mangano has served as the Chairman of the Board of Directors of the Company since February 1993, and as a director of the Company since February 1988. Mr. Mangano has been employed by Oliver Estate, Inc., an Indiana-based management company, since 1971 and has served as vice president-investments for Oliver Estate, Inc. since 1980. Mr. Mangano also is an investment analyst for Oliver Estate, Inc. Since December 1993, Mr. Mangano has been a member of the board of directors of Cole Taylor Financial Group, a publicly-held bank holding company based in Wheeling, Illinois.

                  C. Zane Close joined the Company in July 1990 as its President and Chief Executive Officer and has also served as a director of the Company since that time. From February 1985 to September 1989, Mr. Close served as vice president of operations and thereafter, until July 1990, as vice president and general manager of Probe Technology Corporation, a California corporation that develops, manufactures and markets probing devices for use in the testing of integrated and hybrid circuits.

                  Kenneth W. Miller has served as the Treasurer of the Company since June 1994, as the Secretary of the Company since October 1991 and as a director of the Company since 1979. Since January 1993, Mr. Miller has served as a business consultant to various companies involved in the high tech industry. From April 1991 until October 1991, Mr. Miller was the marketing director of Scrantom Engineering, Inc., a manufacturer of hybrid circuits and ceramic circuit boards located in Costa Mesa, California. From September 1988 until April 1991, Mr. Miller served as the marketing director of Advanced Packaging Systems, a manufacturer of high density ceramic and polymer thin film interconnect products. From 1981 to September 1988, Mr. Miller served as the president of Interamics, a San Diego-based company that manufactured ceramic packages for integrated circuits and hybrid substrates. From January 1977 to the time he joined Interamics, Mr. Miller was vice president and general manager of a division of Siltec Corporation, a San Francisco-based manufacturer of silicon wafers and ceramic packages.

                  Donald F. Walter has served as a director of the Company since May 1, 1991. Since 1982, Mr. Walter has been a financial consultant and is the principal of Walter & Keenan Financial Consulting Co., a financial consulting firm located in Niles, Michigan. Since 1982, Mr. Walter has served as a director of National Standard Co., a public company based in Niles, Michigan that manufactures specialty wire products. Since 1988, Mr. Walter has served as a director of Metro BanCorp, a publicly-owned bank based in Indianapolis, Indiana.

                 William A. Fresh has served as a director of the Company since April 7, 1995. Mr. Fresh co-founded Fresh Test Technology Corporation, a company recently acquired by the Company ("Fresh Test"), and Fresh Quest Corporation, a designer and manufacturer of probe and interface test technology for the semi-conductor industry. He served as Chairman of the Board and Chief Executive Officer of Fresh Test from January 1986 through March 1995 and has served as the Chairman of the Board and Chief Executive Officer of Fresh Quest Corporation since January 1992. Mr. Fresh also has served as the Chairman of the Board and Chief Executive Officer of Magellan Technology, a public holding company, Orem Tek Development Corp., a real estate development company, and Satellite Images System Corporation, a medical information processing company, since May 1990, May 1991 and February 1992, respectively, and as Chairman of the Board of EFI Electronics, a publicly-held power conditioning company, and Fresh Technology Company, a PC-based software company, since February 1991 and May 1991, respectively.

                  Michael K. Bonham joined the Company in July 1990 as its Vice President of Sales and Marketing. From October 1988 to June 1990, Mr. Bonham was marketing manager of Tektronix, Incorporated, a manufacturer of electronic test measurement equipment, IC Probe and Curve Tracer Group. From September 1984 to October 1988, Mr. Bonham was major account manager and consulting sales engineer for the Semiconductor Cast Systems division of Tektronix.

                  Eswar Subramanian joined the Company in July 1990 as its Vice President of Engineering. Immediately prior to joining the Company, Mr. Subramanian was director of development at Probe Technology Corporation, where he was responsible for the development and establishment of new probing technology and its production operations. From November 1984 to April 1990, Mr. Subramanian was engineering manager at Probe Technology Corporation and was responsible for the design, development, manufacture and engineering of probing products.

                  Henry Wong joined the Company in July 1990 and has served as Vice President of Production since July 1991. Prior to joining the Company, Mr. Wong was chief technologist of probe card production at Probe Technology Corporation, where he was involved in the manufacture and design of probe cards as well as production operations and research and development. Prior to his affiliation with Probe Technology Corporation in 1983, Mr. Wong worked with Rucker and Kolls, a California manufacturer of probe cards.

                  Robert K. Bench joined the Company in April 1995 as its Chief Financial Officer. From April 1991 through March 1995, Mr. Bench served as Vice President and General Manager of Fresh Technology Group, a private holding company, and as Vice President and Chief Operating Officer of Fresh Test Technology Corporation. From March 1986 to March 1991, he served as Vice President of Finance and Chief Financial Officer of Clyde Digital, a software manufacturing and marketing company. Mr. Bench is a certified public accountant.

                   Roseann L. Tavarozzi has served as Vice President-Finance of the Company since April 1995. From March 1994 through March 1995, Ms. Tavarozzi served as Vice President and Chief Financial Officer. Prior to joining the Company, Ms. Tavarozzi was the corporate controller for Quorum International, Ltd., an international distributor of security products based in Phoenix, Arizona. From May 1989 until April 1992, Ms. Tavarozzi was the controller-mid continent for Core-Mark International, Inc., an international distributor of consumable products. Ms. Tavarozzi is a certified public accountant.

                 Upon the resignation of John W. Tarzwell as a director of the Company on May 1, 1991, the Board of Directors of the Company appointed Donald
F. Walter to fill the vacancy. In connection with the issuance of the Company's Convertible Subordinated Debentures (see "Transactions with Management"), the Company agreed with one of the holders of the Convertible Subordinated Debentures to appoint Mr. Walter to the Board and thereafter to nominate Mr. Walter as a director so long as $250,000 in principal amount of the Convertible Subordinated Debentures held by such holder and his affiliates remains outstanding. As of the date of this report, such holder and his affiliates held $485,000 in outstanding principal amount of the Convertible Subordinated Debentures. In addition, the employment agreement between the Company and Mr. Close provides that the Company will cause Mr. Close to be nominated to the Board of Directors so long as Mr. Close is employed by the Company. The stockholders of the Company, however, have no obligation to vote for Mr. Walter or Mr. Close and may withhold or distribute votes in their discretion. The Company knows of no other arrangements or understandings between any director or executive officer and any other person pursuant to which he has been selected as a director or executive officer.

Compliance with Section 16 of the Securities Exchange Act of 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed with the SEC.

                  Based solely on the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 1995, and written representations that no other reports were required, the Company believes that, except as described below, each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal years. A Form 4 required to be filed by Robert K. Bench, Chief Financial Officer, with respect to the sale of 30,000 shares and a grant of employee stock options to acquire 25,000 shares, respectively, in August 1995, was not filed until March 6, 1996. A Form 4 required to be filed by Henry Wong, Vice President-Production, with respect to the sale of 5,823 shares and the grant of employee stock options to acquire 25,000 shares, respectively, in August 1995 was not filed until March 6, 1996. A Form 4 required to be filed by Roseann L. Tavarozzi, Vice President-Finance, with respect to the grant of employee stock options to acquire 15,000 shares in August 1995 was not filed until March 6, 1996. A Form 4 required to be filed by William Fresh, a director, in August 1995 with respect to the transfer of 30,000 shares was not filed until on or about March 28, 1996.

ITEM 10.          EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

                  The following table sets forth information concerning the compensation for the fiscal years ended December 31, 1995, 1994 and 1993 earned by the Company's Chief Executive Officer and the Company's three most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for the last fiscal year (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation
                                                            -----------------------------
                         Annual Compensation                   Awards             Payouts
                  ----------------------------------------  -------------------  --------
                                                Other       Restricted                       All
 Name and                                       Annual       Stock               LTIP      Other
 Principal                                    Compensation   Award(s)  Options   Payouts   Compen-
 Position          Year    Salary($) Bonus($)   ($) (4)         $      /SARs(#)    ($)     sation($)
 --------         -------  -------   --------   -------         -      --------    ---     ---------



C. Zane Close,    1995(1)  135,000    35,000        -
President and     1994(2)  116,252    13,000        -                    60,000
Chief Executive   1993(3)  108,567    29,600        -
Officer

Eswar             1995(1)  108,000    25,000        -
Subramanian, Vice 1994(2)   98,067    12,000        -                    35,000
President -       1993(3)   90,067    23,700        -
Engineering

Michael K.        1995(1)  108,000    25,000        -
Bonham, Vice      1994(2)  100,033    12,000        -                    50,000
President -       1993(3)   90,067    23,700        -
Sales and
Marketing

Henry Wong, Vice  1995(1)  100,000    15,750        -                    25,000
President -       1994(2)   87,018     5,000        -                    20,000
Production        1993(3)   80,073     5,000        -

- ----------------
(1)      Includes $34,346,  $44,863, $32,462, and $15,000 in salary and/or bonus earned by Messrs. Close, Subramanian, Bonham and Wong, respectively, in 1995 but deferred to a future year.

(2)      Includes $26,242,  $23,662, $16,223, and $14,567 in salary and/or bonus earned by Messrs. Close, Subramanian, Bonham and Wong, respectively, in 1994 but deferred to a future year.

(3)      Includes $26,324,  $21,840,  $21,735 and $19,515 in salary and/or bonus earned by Messrs. Close, Subramanian, Bonham and Wong, respectively, in 1993 but deferred to a future year.

(4) Other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any of the Named Officers except as noted.


Option Grants

         The following table provides information on stock options granted to the Company's Named Officers during the fiscal year ended December 31, 1995.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants
                 ----------------------------------------------
                                                                    Potential Realizable
                                                                      Value at Assumed
                  Number of                                         Annual Rates of Stock
                 Securities   % of Total                            Price Appreciation for
                 Underlying    Options     Exercise                     Option Term(2)
                  Options      Granted      Price    Expiration    --------------------
Name             Granted (#)  Fiscal Year   ($/Sh)      Date        5% ($)       10% ($)
- ----             -----------  -----------   ------      ----        ------       -------

Henry Wong       25,000(1)      12.14%      $10.50      2000       $72,524      $160,259

- ------------------
(1) The option agreement provides that the options vest and become exercisable one-fifth in 1995, one-fifth in 1996, one-fifth in 1997, one-fifth in 1998 and one-fifth in 1999.

(2) Calculated from a base price equal to the exercise price of each option, which was the fair market value of the Common Stock on the date of grant. The amounts represent only certain assumed rates of appreciation.


Option Exercises and Holdings

                  The following table provides information on options exercised in the last fiscal year by the Company's Named Officers and the value of each such Officer's unexercised options at December 31, 1995.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                      OPTION VALUE AS OF DECEMBER 31, 1995

                                                       Number of Securities          Value of Unexercised
                                                     Underlying Unexercised          In-the-Money Options
                    Shares                        Options at Fiscal Year-End (#)   at Fiscal Year-End ($)(2)
                  Acquired on        Value        ----------------------------     ---------------------------
Name             Exercise (#)    Realized ($)(1)  Exercisable    Unexercisable     Exercisable   Unexercisable
- ----             ------------    ---------------  -----------    -------------     -----------   -------------
C. Zane Close       60,000          $175,000        40,000          20,000           $470,000       $235,000


Eswar               30,000          $236,250        23,334          11,666           $274,175       $137,076
Subramanian

Michael K.          30,000          $236,250        23,334          16,666           $391,675       $195,826
Bonham

Henry Wong           -0-              -0-           18,334          26,666           $191,675       $218,326

- ---------------------

(1) Calculated based on the market price at exercise multiplied by the number of options exercised less the total exercise price of the options exercised.

(2) Calculated based on $17.50, which was the closing sale price of the Common Stock as quoted on the Nasdaq National Market on December 29, 1995, multiplied by the number of applicable shares in-the-money less the total exercise price.


Employment Agreements and Other Arrangements

                  On July 16, 1990, C. Zane Close, President and Chief Executive Officer, Michael K. Bonham, Vice President-Sales and Marketing, Eswar Subramanian, Vice President-Engineering and Henry Wong, then a key employee, entered into two year employment agreements (one year with respect to Mr. Wong) with the Company (each of which is subject to automatic renewal for succeeding terms of one year unless either party gives notice at least 90 days prior to the expiration of any term of its intention not to renew) pursuant to which Messrs. Close, Bonham, Subramanian and Wong were to receive $95,000, $80,000, $80,000 and $57,000, respectively, in annual base salary during the term of their employment. Each of the employment agreements provides for additional increases in the base salary and bonuses as may be determined by the Company's Board of Directors in its sole discretion. Each of the agreements may be terminated with or without cause by the Company upon 90 days written notice to the employee and each employee may terminate his obligations under the agreement by giving the Company at least 90 days notice of his intent to terminate. In addition, the employment agreements provided for relocation expenses in the amount of up to $10,000 and for certain temporary living expenses for each of the above-named individuals. The employment agreements also provided for the grant of options to each of the above-named individuals as follows. Pursuant to his option agreement, Mr. Close was granted the right to purchase 40,000 shares at $.50 per share commencing July 16, 1990, 40,000 shares at $1.00 per share commencing July 15, 1991, 5,000 shares at $1.50 per share commencing July 15, 1991, 35,000 shares at $1.50 per share commencing July 15, 1992, 10,000 shares at $2.00 per share commencing July 15, 1992, and 45,000 shares at $2.00 per share commencing July 15, 1993. Pursuant to their employment agreements, Messrs. Subramanian and Bonham were each granted the right to purchase 30,000 shares at $.50 per share commencing July 16, 1990, 30,000 shares at $1.00 per share commencing July 15, 1991, 30,000 shares at $1.50 per share commencing July 15, 1992, and 30,000 shares at $2.00 per share commencing July 15, 1993. Pursuant to his employment agreement, Mr. Wong was granted the right to purchase 25,000 shares at $.50 per share commencing July 16, 1990. In addition, Mr. Wong was granted an option to purchase 25,000 shares at an exercise price of $.9375 per share, one third of which became exercisable July 12, 1991. All of the options described above granted to Messrs. Close, Bonham, Subramanian, and Wong provided for expiration on July 15, 1995.

                  The Company also has entered into employment agreements with Robert K. Bench, its Chief Financial Officer, Harold D. Higgins and Stephen Fresh. These employment agreements provide for an annual base salary of $100,000, $67,000 and $60,000 for Messrs. Bench, Higgins and Fresh,
respectively, for a one year term that commenced April 3, 1995. Each of the employment agreements also contains a covenant not to compete pursuant to which Messrs. Bench, Higgins and Fresh may not, during the term of the respective agreement and for a period of 12 months, 90 days and 12 months, respectively, following termination, engage or cause others to engage in the design, manufacture or sale of probe cards and interface hardware products used by the semi-conductor industry in the United States and all other countries in which the Company conducts business. Each of the employment agreements may be terminated at will and each of the employees may terminate his employment upon 45 days prior written notice. If the Company terminates an agreement for cause, or any of Messrs. Bench, Higgins or Fresh terminates his employment, such employee will not be entitled to receive any compensation relating to any period after the termination. If the Company terminates an employee without cause, such employee will be entitled to his base salary for the remaining term of the agreement.

                  Pursuant to an agreement dated as of May 1, 1991, amended as of March 8, 1993, between the Company and John W. Tarzwell and his wife, Mr. Tarzwell agreed to resign as a director, an officer and an employee of the Company effective May 1, 1991. In connection with Mr. Tarzwell's resignation, the Company agreed to pay Mr. Tarzwell $3,125 per month beginning May 15, 1991 and ending April 15, 1994. In addition, the Company agreed to provide Mr.
Tarzwell and his wife medical insurance coverage similar to the coverage provided by the Company to employees of the Company, life insurance or comparable coverage providing death benefits of up to $47,500, the use of a Company-leased automobile until March 30, 1992 and reimbursement for all accrued and unpaid vacation pay due Mr. Tarzwell as of April 30, 1991. Mr. Tarzwell agreed to keep confidential all information with respect to the Company, its businesses and affairs and to refrain from disclosing or using such information for his benefit or the benefit of any other person for a period of four years. Further, Mr. Tarzwell agreed to vote all of the Company's stock owned by Mr. Tarzwell in favor of all issues that receive the recommendation of the Company's Board of Directors. In January 1994, the Company's Board of Directors agreed to extend the agreement with Mr. Tarzwell on a month-to-month basis, subject to a 30-day notice of termination.

Director Compensation

                  Each outside director of the Company receives $1,500 each quarter and a fee of $500 for each meeting of the Board of Directors attended. Outside directors also are reimbursed for expenses incurred in attending meetings. Directors do not receive additional compensation for committee participation or special assignments.

Employee Benefit Plans

                  In 1983, the Board of Directors and the Company's stockholders adopted an incentive stock option plan in order to provide for the grant of options to employees to purchase shares of Common Stock that qualified as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended. The incentive stock option plan originally provided for the issuance of options to purchase a total of 100,000 shares of the Company's Common Stock. On January 7, 1984, the Board of Directors approved, and on May 5, 1984, the stockholders ratified, the reservation of an additional 120,000 shares of Common Stock for issuance upon the exercise of options under the incentive stock option plan.

                  On February 2, 1987, the Board of Directors approved, and on May 2, 1987, the stockholders ratified, a Plan of Modification to the incentive stock option plan in order to allow the Company certain tax deductions which were not allowed under the incentive stock option plan. The Plan of Modification converted the incentive stock option plan to a non-qualified stock option plan (the "Non-Qualified Plan") and effected a re-grant of all previously issued options under the incentive stock option plan. The original vesting schedules for previously granted options were not affected by the re-grant. On April 22, 1988, the Board of Directors approved the reservation of an additional 150,000 shares of Common Stock for issuance upon the exercise of options under the Non-Qualified Plan, thereby increasing the total number of shares subject to the Non-Qualified Plan to 370,000.

                  On April 3, 1989, the Board of Directors approved, and on May 6, 1989, the stockholders ratified, the adoption of an incentive stock option plan (the "ISO Plan") to provide for the grant of options to key executive, managerial or supervisory employees or other employees who are deemed by the Board of Directors to have performed extraordinary services to the Company, which options will qualify for the tax benefits accorded "incentive stock options" as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"). The Board of Directors also approved an amendment to the Company's Non-Qualified Plan on April 3, 1989 to provide that the Company's directors who are not employees of the Company, and thus not eligible to receive incentive stock options under the ISO Plan ("Unaffiliated Directors"), would be eligible to receive options under the Non-Qualified Plan.

                  In connection with the adoption of the ISO Plan, all existing options under the Non-Qualified Plan granted prior to April 3, 1989 were permitted to be exchanged for incentive stock options under the ISO Plan at the option of the holder. Subsequent to the adoption of the ISO Plan, the number of shares reserved for issuance under the Non-Qualified Plan was reduced from 370,000 to 150,000. In July 1990, however, the number of shares reserved for issuance under the Non-Qualified Plan was increased to 565,000 in order to grant options to Messrs. Close, Subramanian, Bonham and Wong in connection with their employment by the Company and in May 1991, the number of shares reserved for issuance under the Non-Qualified Plan was again increased to 685,000. A maximum of 500,000 shares of the Company's Common Stock was reserved for issuance upon exercise of options granted under the ISO Plan.

                  The Non-Qualified Plan and the ISO Plan together are referred to herein as the "Stock Option Plans."

                  The purpose of the Stock Option Plans is to aid the Company in attracting and retaining directors and employees and to provide such persons with an incentive to purchase a proprietary interest in the Company in order to create an increased personal interest in the Company's continued success and progress, thereby motivating them to exert their best efforts on behalf of the Company. The Stock Option Plans are administered by the Board of Directors, which has the sole authority and discretion to select employees to participate in the Stock Option Plans, to grant options under the Stock Option Plans, to specify the terms and conditions of the options (within the limitations of the Stock Option Plans), and otherwise to interpret and construe the terms and provisions of the Stock Option Plans and any agreements governing options granted under the Stock Option Plans. The Stock Option Plans authorize the Board of Directors to delegate its administrative authority and discretion under the Stock Option Plans to the Compensation Committee of the Board of Directors.

                  The exercise price of any options granted under the ISO Plan may not be less than 100% of the fair market value of shares of the Company's Common Stock at the time the option is granted (or, for incentive stock options granted to a person who, at the time of the grant, is the beneficial owner of more than 10% of the combined voting power of all classes of voting stock then outstanding of the Company or any parent or subsidiary of the Company (a "10% Beneficial Owner"), not less than 110% of the fair market value of the Common Stock at the date of grant). All options granted under the ISO Plan expire ten years from the date of grant (five years in the case of a 10% Beneficial Owner), unless an earlier expiration date is provided in the option agreement. The term of each option granted under the Non-Qualified Plan is fixed by the Board of Directors or the Compensation Committee at the date of grant. Options granted under the Stock Option Plans are non-transferable by the optionholder, otherwise than by will or the laws of descent and distribution, and are exercisable during the optionholder's lifetime only by the optionholder, or in the event of the death of the optionholder, by a person who acquires the right to exercise the option by the laws of descent and distribution.

                  Only key executive, managerial or supervisory employees of the Company, including directors who also are full time employees, and other employees who are deemed by the Board of Directors to have performed extraordinary services to the Company, are eligible to receive options granted under the ISO Plan. Although all employees of the Company are eligible to receive options under the Non-Qualified Plan, the Board of Directors intends to grant options under the Non-Qualified Plan primarily to the Company's Unaffiliated Directors.

                  The Stock Option Plans authorize the Board of Directors to amend the Stock Option Plans without stockholder approval whenever the Board of Directors deems an amendment proper and in the best interests of the Company. However, the Board of Directors may not amend the ISO Plan or otherwise take any action with respect to the ISO Plan which would prevent any option granted under the ISO Plan from qualifying as an "incentive stock option" within the meaning of Section 422A of the Code. Moreover, the Board of Directors may not, without stockholder approval, increase the aggregate number of shares of the Company's Common Stock which are subject to the ISO Plan, reduce the exercise price at which options may be granted under the ISO Plan or at which any outstanding option may be exercised, or extend the term of the ISO Plan. Unless previously terminated by the Board of Directors, the ISO Plan will terminate on April 3, 1999.

                  As a result of the adoption of the ISO Plan on April 3, 1989, all options granted under the Non-Qualified Plan prior to April 3, 1989 (which had not previously been canceled) were permitted to be exchanged for options under the ISO Plan at the option of the holder; provided, however, that no options granted under the ISO Plan in exchange for options previously granted under the Non-Qualified Plan were permitted to be issued at a price that is less than 100% of the fair market value of the Company's Common Stock at the time of the exchange and re-grant (or, for incentive stock options granted to a 10% Beneficial Owner, not less than 110% of the fair market value of the Common Stock at the date of the exchange and re-grant). Such options generally are exercisable over a three year period, with one-third exercisable on the date of grant and an additional one-third to become exercisable on each anniversary of the date of grant. For certain information regarding the exercise of options by Named Officers, see the table entitled "Aggregated Option Exercises In Last Fiscal Year And Option Value As Of December 31, 1995."

                 As of March 22, 1996 there were outstanding options to acquire 379,631 shares of the Company's Common Stock under the Stock Option Plans.

1995 Stock Option Plan

                  On May 9, 1995, the Board of Directors adopted the 1995 Stock Option Plan (the "1995 Plan") and on June 27, 1995, the Company's stockholders approved the 1995 Plan, which is divided into two programs: the Discretionary Grant Program and the Automatic Grant Program. The Discretionary Grant Program provides for the grant of options to acquire Common Stock of the Company ("Options"), the direct grant of Common Stock ("Stock Awards"), the grant of stock appreciation rights ("SARs"), or the grant of other cash awards ("Cash Awards") (Stock Awards, SARs, and Cash Awards are collectively referred to herein as "Awards"). Options and Awards under the 1995 Plan may be issued to key personnel, directors, consultants, and other independent contractors who provide valuable services to the Company and its subsidiaries (collectively, "Eligible Persons"). The Options issued may be incentive stock options or nonqualified stock options. The Company believes that the Discretionary Grant Program represents an important factor in attracting and retaining executive officers and other key employees and constitutes a significant part of its compensation program, providing them with an opportunity to acquire a proprietary interest in the Company and giving them an additional incentive to use their best efforts for the long-term success of the Company. The Automatic Option Program provides for the automatic grant of options to acquire the Common Stock of the Company ("Automatic Options"). Automatic Options are granted to non-employee members of the Company's Board of Directors. The Company believes that the Automatic Option Program promotes the interests of the Company by providing such directors the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company and an increased personal interest in the Company's continued success and progress.

Shares Subject to the 1995 Plan

                  A maximum of 500,000 shares of Common Stock of the Company may be issued under the 1995 Plan. If any Option or SAR terminates or expires without having been exercised in full, stock not issued under such Option or SAR will again be available for the purposes of the 1995 Plan. If any change is made in the stock subject to the 1995 Plan, or subject to any Option or SAR granted under the 1995 Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, change in corporate structure, or otherwise), the 1995 Plan provides that appropriate adjustments will be made as to the maximum number of shares subject to the 1995 Plan, and the number of shares and exercise price per share of stock subject to outstanding Options. There were outstanding Options to acquire 143,000 shares of the Company's Common Stock under the 1995 Plan as of March 22, 1996.

Eligibility and Administration

                  Options and Awards may be granted only to persons ("Eligible Persons") who at the time of grant are either (i) key personnel (including officers and directors) of the Company, or (ii) consultants and independent contractors who provide valuable services to the Company. Options that are incentive stock options may be granted only to key personnel of the Company who are also employees of the Company.

                  The Eligible Persons under the Discretionary Grant Program are divided into two groups, and there is a separate administrator (each a "Plan Administrator") for each group. One group consists of Eligible Persons who are executive officers and directors of the Company and all persons who own 10% or more of the Company's issued and outstanding stock. The power to administer the 1995 Plan with respect to those persons rests exclusively with a committee ("Senior Committee") comprised of two or more disinterested directors who are appointed by the Board of Directors. The power to administer the 1995 Plan with respect to the remaining Eligible Persons is vested with the Board of Directors of the Company or with a committee of two or more directors appointed by the Board of Directors. Each Plan Administrator determines (i) which of the Eligible Persons in its group will be granted Options and Awards; (ii) the amount and timing of the grant of such Options and Awards; and (iii) such other terms and conditions as may be imposed by the Plan Administrator consistent with the 1995 Plan.

                  To the extent that granted Options are incentive stock options, the terms and conditions of those Options must be consistent with the qualification requirements set forth in the Internal Revenue Code.

Exercise of Options

                  The expiration date, maximum number of shares purchasable, and the other provisions of the Options are established at the time of grant, provided that no options may be granted for terms of more than 10 years. Options vest and thereby become exercisable in whole or in one or more installments at such time as may be determined by the Plan Administrator upon the grant of the Options. However, a Plan Administrator has the discretion to provide for the automatic acceleration of the vesting of any Options or Awards granted under the Discretionary Grant Program in the event of a "Change in Control." The definition of "Change in Control" includes the following events: (i) the acquisition of beneficial ownership by certain persons, acting alone or in concert with others, of 40% or more of the Company's outstanding Common Stock pursuant to a tender offer which the Board of Directors recommends that the Company's stockholders not accept, or (ii) the change in the composition of the Board of Directors occurs such that those individuals who were elected to the Board of Directors at the last stockholders' meeting at which there was not a contested election for Board membership subsequently ceased to comprise a majority of the Board of Directors by reason of a contested election.

                  The exercise prices of Options will be determined by a Plan Administrator, but if an Option is intended to be an incentive stock option may not be less than 100% (110% if the Option is granted to a stockholder who at the time the Option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the Common Stock at the time of the grant. To exercise an Option, the optionholder will be required to deliver to the Company full payment of the exercise price for the shares as to which the Option is being exercised. Generally, Options can be exercised by delivery of cash, bank cashier's check, or shares of Common Stock of the Company.

Termination of Employment or Services

                 Options granted under the 1995 Plan are nontransferable other than by will or by the laws of descent and distribution upon the death of the optionholder and, during the lifetime of the optionholder, are exercisable only by such optionholder. In the event of the death or termination of the employment or services of the participant (but never later than the expiration of the term of the Option), Options may be exercised within 90 days thereafter. If termination is by reason of permanent disability, however, Options may be exercised by the optionholder or the optionholder's estate or successor by bequest or inheritance during the period ending 180 days after the optionholder's retirement (but not later than the expiration of the term of the Option). Termination of employment at any time for cause immediately terminates all Options held by the terminated employee.

Awards

                  A Plan Administrator also may grant Awards to Eligible Persons under the 1995 Plan. Awards may be granted in the form of SARs, Stock Awards, or Cash Awards.

                  Awards granted in the form of SARs entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of Common Stock from the price on the date the SAR was granted or became effective to the market value of the Common Stock on the date first exercised or surrendered. The Plan Administrators may, consistent with the 1995 Plan, determine such terms, conditions, restrictions and/or limitations, if any, on any SARs.

                  Awards granted in the form of Stock Awards entitle the recipient to receive shares of the Company's Common Stock directly. Awards granted in the form of cash entitle the recipient to receive direct payments of cash depending on the market value or the appreciation of the Common Stock or other securities of the Company. The Plan Administrators may determine such other terms, conditions, or limitations, if any, on any Awards.

                  The 1995 Plan states that it is not intended to be the exclusive means by which the Company may issue options or warrants to acquire its Common Stock, stock awards, or any other type of award. To the extent permitted by applicable law, the Company may issue any other options, warrants, or awards other than pursuant to the 1995 Plan without stockholder approval.

Terms and Conditions of Automatic Options

                  Each year at the meeting of the Board of Directors held immediately after the annual meeting of stockholders, each non-employee Board member will be granted an Automatic Option to acquire 2,000 shares of Common Stock ("Annual Automatic Option"). Each non-employee Board member serving on the date the 1995 Plan was approved by the Company's stockholders received an automatic grant of options to acquire 2,000 shares of Common Stock on that date (the "Initial Existing Director Grant"). New non-employee members of the Board of Directors will receive an Automatic Option to acquire 20,000 shares of Common Stock ("Initial Automatic Option") on the date of their first appointment or election to the Board. Each Automatic Option shall become exercisable and vest in a series of three equal and successive annual installments, with each annual installment to become exercisable on the day before the Company's annual meeting of stockholders occurring in the applicable year. A non-employee member of the Board is not eligible to receive an Annual Automatic Option if the grant date is within 30 days of such non-employee member receiving an Initial Automatic Option.

                  The exercise price per share of Common Stock subject to each Automatic Option is equal to 100% of the fair market value per share on the date of the grant of the Automatic Option. Each Automatic Option expires on the tenth anniversary of the date on which an Automatic Option grant was made. Non-employee Board members also may be eligible to receive Options or Awards under the Discretionary Grant Program or option grants or direct stock issuances under any other plans of the Company. Cessation of service on the Board terminates any Automatic Options for shares that were not vested at the time of such cessation. Automatic Options are nontransferable other than by will or the laws of descent and distribution on the death of optionholder and, during the lifetime of the optionholder, are exercisable only by such optionholder.

Duration and Modification

                  The 1995 Plan will remain in force until May 9, 2005. The Board of Directors of the Company may at any time suspend, amend, or terminate the 1995 Plan, except that without approval by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock of the Company present in person or by proxy at a meeting of stockholders of the Company convened for such purpose, the Board of Directors may not (i) increase, except in the case of certain organic changes to the Company, the maximum number of shares of Common Stock subject to the 1995 Plan, (ii) reduce the exercise price at which Options may be granted or the exercise price for which any outstanding Options may be exercised, (iii) extend the term of the 1995 Plan, (iv) change the class of persons eligible to receive Options or Awards under the 1995 Plan, or (v) materially increase the benefits accruing to participants under the 1995 Plan. Notwithstanding the foregoing, the Board of Directors may amend the 1995 Plan from time to time as it deems necessary in order to meet the requirements of any amendments to Rule 16b-3 under the Securities Exchange Act of 1934 without the consent of the stockholders of the Company.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 22, 1996 by (i) each director and each nominee for director; (ii) each Named Officer set forth in the Summary Compensation Table under the section entitled "Executive Compensation"; (iii) all directors, executive officers, and key employees of the Company as a group; and (iv) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock. The information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address                          Amount and Nature          Percent of
of Beneficial Owner(1)                of Beneficial Ownership(2)      Class(3)
- ----------------------                --------------------------      --------

William A. Fresh                               344,297(4)                8.0%
L. Jack Rothe, et al., Trustees                382,500                   8.9%
  112 W. Jefferson Blvd.
  Suite 613
  South Bend, IN  46601
Ross J. Mangano                                261,634(5)                6.1%
Judd C. Leighton                               260,000(6)                5.7%
  112 W. Jefferson Blvd.
  Suite 603
  South Bend, IN  46601
Mary Morris Leighton                           260,000(7)                5.7%
  112 W. Jefferson Blvd.
  Suite 603
  South Bend, IN 46601
Kenneth W. Miller                              193,070(8)                4.5%
C. Zane Close                                   41,600(9)                1.0%
Donald F. Walter                                16,334(10)                  *
Michael K. Bonham                               90,034(11)               2.1%
Eswar Subramanian                               89,234(12)               2.1%
Henry Wong                                      65,011(13)               1.5%
All executive officers and directors
  as a group (eight persons)                 1,166,303(14)              25.9%

- ------------
*Less than 1%.

(1) Each director, nominee and officer of the Company may be reached through the Company at 600 South Rockford Drive, Tempe, Arizona 85281.

(2) Unless otherwise indicated, and subject to community property laws where applicable, all shares are owned of record by the persons named and the beneficial ownership consists of sole voting power and sole investment power.

(3) The percentages shown include the shares of Common Stock actually owned as of March 22, 1996 and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of March 22, 1996 pursuant to the exercise of stock options or conversion of securities. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of March 22, 1996 upon the exercise of stock options or conversion of securities are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(4) Includes 162,700 shares held by WAF Investment Company, a company 100% owned by Mr. Fresh and his wife, and 78,477 shares held by Orem Tek Development Corp., a company 100% owned by Mr. Fresh, and reflects 2,000 shares which Mr. Fresh has the right to acquire at an exercise price of $8.25 per share pursuant to the exercise of options granted in June 1995.

(5) Includes 20,000 shares in the name of Nat & Co. voted pursuant to a power of attorney, 51,300 shares in the name of Oliver & Company voted pursuant to a power of attorney, 165,000 shares in the name of Millie
         M. Cunningham voted pursuant to a power of attorney, 10,000 shares which Mr. Mangano has the right to acquire at an exercise price of $1.00 per share pursuant to the exercise of options granted in September 1992, 13,334 shares which Mr. Mangano has the right to acquire at an exercise price of $5.75 per share pursuant to the exercise of options granted in September 1994, and 2,000 shares which Mr. Mangano has the right to acquire at an exercise price of $8.25 per share pursuant to the exercise of options granted in June 1995.

(6) Includes 200,000 shares with respect to which Judd C. Leighton has the right to acquire sole voting and investment power pursuant to the conversion of $200,000 in principal amount of the Company's 12 1/2% Convertible Subordinated Debentures due December 15, 1996, which are convertible at any time prior to maturity into shares of Common Stock at the rate of $1.00 per share, and 60,000 shares with respect to which Mr. Leighton has the right to acquire shared voting and investment power pursuant to the conversion of $60,000 in principal amount of the Company's 12 1/2% Convertible Subordinated Debentures due December 15, 1996, held by Leighton-Oare Foundation, Inc., a corporation for which Mr. Leighton and his wife, Mary Morris Leighton, serve as directors.

(7) Includes 200,000 shares with respect to which Mary Morris Leighton has the right to acquire sole voting and investment power pursuant to the conversion of $200,000 in principal amount of the Company's 12 1/2% Convertible Subordinated Debentures due December 15, 1996, which are convertible at any time prior to maturity into shares of Common Stock at the rate of $1.00 per share, and 60,000 shares with respect to which Mrs. Leighton has the right to acquire shared voting and investment power pursuant to the conversion of $60,000 in principal amount of the Company's 12 1/2% Convertible Subordinated Debentures due December 15, 1996 held by Leighton-Oare Foundation, Inc., a corporation for which Mrs. Leighton and her husband, Judd C. Leighton, serve as directors.

(8) Includes 127,736 shares held by U.S. Trust Company of California, N.A., as trustee for the Kenneth W. Miller Charitable Remainder Unitrust. Mr. Miller may be deemed to have shared voting and investment power with respect to these shares. Also includes 30,000 shares which Mr. Miller has the right to acquire at an exercise price of $.50 per share pursuant to the exercise of options granted in July 1990, 10,000 shares which Mr. Miller has the right to acquire at an exercise price of $1.00 per share pursuant to the exercise of options granted in September 1992, 13,334 shares which Mr. Miller has the right to acquire at an exercise price of $5.75 per share pursuant to the exercise of options granted in September 1994, and 2,000 shares which Mr. Miller has the right to acquire at an exercise price of $8.25 per share pursuant to the exercise of options granted in June 1995.

(9) Includes 40,000 shares which Mr. Close has the right to acquire at an exercise price of $5.75 per share pursuant to the exercise of options granted in September 1994.

(10) Includes 13,334 shares which Mr. Walter has the right to acquire at an exercise price of $5.75 per share pursuant to the exercise of options granted in September 1994 and 2,000 shares which Mr. Walter has the right to acquire at an exercise price of $8.25 per share pursuant to the exercise of options granted in June 1995.

(11) Includes 33,334 shares which Mr. Bonham has the right to acquire at an exercise price of $5.75 pursuant to the exercise of options granted in September 1994.

(12) Includes 23,334 shares which Mr. Subramanian has the right to acquire at an exercise price of $5.75 per share pursuant to the exercise of options granted in September 1994.

(13) Includes 5,000 shares which Mr. Wong has the right to acquire at an exercise price of $10.50 per share pursuant to the exercise of options granted in August 1995 and 2,000 shares which Mr. Wong's spouse has the right to acquire at an exercise price of $10.50 per share pursuant to the exercise of options granted in August 1995.

(14) Includes 223,004 shares of Common Stock that members of the group had the right to acquire as of March 22, 1996 or within 60 days of March 22, 1996 pursuant to the exercise of stock options.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               In March and April of 1991, the Company issued $1,000,000 in principal amount of Convertible Subordinated Debentures, $600,000 of which was issued with a maturity date of December 15, 1996 bearing interest at 12 1/2% per annum, payable semi-annually on the 15th day of each June and December, and $400,000 of which was issued with a maturity date of March 29, 1996 bearing interest at the rate of 11% per annum, payable quarterly on the first day of each January, April, July and October. All of the Debentures provided for conversion at the option of the holder into shares of Common Stock at the rate of $1.00 per share, subject to certain adjustments. In addition, the holders of the Debentures were granted certain rights of first refusal with respect to the issuance of additional debt, Common Stock or other securities convertible into Common Stock of the Company. The Debentures also provided for certain demand and piggyback registration rights with respect to the shares of Common Stock acquired upon conversion of the Debentures, pursuant to which the Company will incur the cost of registration of the Common Stock acquired by the holders of Debentures upon conversion.

               Kenneth W. Miller and Donald F. Walter, directors of the Company, Henry Wong, a Vice President of the Company, and James F. Keenan, a member of the group that nominated Mr. Walter, purchased $20,000, $10,000, $80,000 and
$10,000, respectively, in principal amount of the 12 1/2% Convertible Subordinated Debentures due December 15, 1996. Troon & Co., a nominee of L. Jack Rothe (formerly Robert O. Kuehl), et al., Trustees, purchased $400,000 of the 11% Convertible Subordinated Debentures due March 29, 1996. As the result of the possible affiliation between Ross J. Mangano, a director of the Company, and L. Jack Rothe, et al., Trustees, the issuance of Debentures to Troon & Co. may have constituted a "business combination" with an "interested stockholder" under
Section 203 of the Delaware General Corporation Law. Accordingly, the Debenture issued to Troon & Co. was issued in accordance with the terms of the proposal to permit the Company to issue Debentures to interested stockholders approved by the stockholders of the Company at the 1990 Annual Meeting of Stockholders.

               To assist the Company in meeting the minimum stockholders' equity requirement for listing on the National Association of Securities Dealers Automated Quotation System ("Nasdaq"), Mr. Miller converted $10,000 in principal amount of the Debentures into 10,000 shares of Common Stock, Mr. Walter converted $5,000 in principal amount of the Debentures into 5,000 shares of Common Stock, Mr. Wong converted $40,000 in principal amount of the Debentures into 40,000 shares of Common Stock, Mr. Keenan converted $5,000 in principal amount of the Debentures into 5,000 shares of Common Stock and Troon & Co. converted $300,000 in principal amount of the Debentures into 300,000 shares of Common Stock. The principal amounts of the Debentures described above were converted into shares of Common Stock at the rate of $1.00 per share. On the date the Debentures were converted, the bid price for the Company's Common Stock was $1 3/8 and the asked price was $1 3/4. To compensate such Debenture holders for the loss of interest on that portion of the Debentures converted into shares of Common Stock, the Company agreed to increase the interest rate payable on the principal amount of the Debentures outstanding after such conversion held by such Debenture holders to 25% per annum. In addition, in September 1993, Mr. Walter converted an additional $5,000 in principal amount of the Debentures into 5,000 shares of Common Stock at the rate of $1.00 per share. On the date these Debentures were converted, the bid price for the Company's Common Stock was $5 3/4 and the asked price was $6 1/4. On September 12, 1994, Mr. Wong converted an additional $40,000 in principal amount of Debentures into 40,000 shares of Common Stock at the rate of $1.00 per share. On that date, the bid price for the Company's Common Stock was $5.75 and the asked price was $6.50. As a result of the conversions described above, $115,000 in principal amount of the Debentures currently bears interest at the rate of 25% per annum. The Company anticipates that the entire outstanding principal amount of the Debentures will be converted into shares of Common Stock on or prior to March 29, 1996 and December 15, 1996, respectively.

                                     PART IV

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this report:

          1.   Financial Statements

               The following Financial Statements of the Company are filed with this report:

               Description                                                  Page

               Independent Auditors' Report ................................ F-1
               Consolidated Balance Sheets, December 31, 1995 and 1994...... F-2
               Consolidated Statements of Income for the years ended
                 December 31, 1995, 1994 and 1993........................... F-3
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993..................... F-4
               Consolidated Statements of Cash Flows for the years ended
                 December 31, 1995, 1994 and 1993........................... F-5
               Notes to Financial Statements................................ F-7

          2.   Exhibits

Exhibit
Number       Description

2(a) Agreement of Merger and Plan of Reorganization dated February 21, 1995, as amended by that certain Amendment of Agreement of Merger and Plan of Reorganization dated March 31, 1995, by and among Fresh Test Acquisition, Inc., the Company, Fresh Technology Corporation, and William A. Fresh, Robert K. Bench, Harold D. Higgins, WAF Investment Company and Orem Tek Development Corp. filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on or about April 4, 1995 and incorporated herein by reference.

3(a) Certificate of Incorporation of the Company dated March 14, 1987, as filed with the Secretary of State of Delaware and filed as Exhibit 4(a) to the Company's Form 10-Q for the period ended June 30, 1987 and incorporated herein by reference.

3(b) Bylaws of the Company dated March 14, 1987, filed as Exhibit 4(b) to the Company's Form 10-Q for the period ended June 30, 1987 and incorporated herein by reference.

4(a) Specimen Stock Certificate filed as Exhibit 4(c) to the Company's Form S-18 Registration Statement (No. 2-85679) and incorporated herein by reference.

4(b) Specimen Convertible Subordinated Debenture filed as Exhibit 4(b) to the Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

4(c)        Specimen Series A Preferred Stock Certificate.

4(d) Certificate of Designations of Series A Preferred Stock dated January 11, 1996, as filed with the Secretary of State of Delaware.

10(a) Non-Qualified Stock Option Plan adopted by the Company's Board of Directors on June 25, 1983, as amended, and Form of Qualified Stock Option Agreement filed as Exhibits 4(a) and 4(c) to the Company's Form S-8 Registration Statement (No. 33-65200) and incorporated herein by reference.

10(b) Incentive Stock Option Plan adopted by the Company's Board of Directors on April 3, 1989, filed as Exhibit 10(k) to the Company's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference and Form of Incentive Stock Option Agreement filed as Exhibit 4(d) to the Company's Form S-8 Registration Statement (No. 33-65200) and incorporated herein by reference.

10(c) Lease Agreement between the Company and Jerome A. Reynolds dated July 4, 1991 filed as Exhibit 10(b) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

10(d) Lease Agreement between the Company and Kou-ping Cheng dated June 11, 1993 filed as Exhibit 10(u) to the Company's Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

10(e) Lease Agreement between the Company and NPF Management, Inc. dated March 15, 1993 filed as Exhibit 10(p) to the Company's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

10(f) Lease Modification between the Company and PDJ Corporation dated February 10, 1994 to Lease Agreement between the Company and NPF Management, Inc. dated March 15, 1993 filed as Exhibit 10(v) to the Company's Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

10(g) Lease Agreement between the Company and John J. Hollowell dated October 30, 1990 filed as Exhibit 10(m) to the Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

10(h) Office Lease Agreement between the Company and Robert B. Hopgood, Jr. dated November 13, 1990 filed as Exhibit 10(n) to the Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

10(i)       Addendum  dated  March 1, 1992  between  the  Company  and Robert B.
            Hopgood, Jr. to Office Lease Agreement between the Company and Robert B. Hopgood, Jr. dated November 13, 1990 filed as Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.


10(j)       Second Addendum dated January 1, 1994 between the Company and Robert
            B. Hopgood, Jr. to Office Lease Agreement between the Company and Robert B. Hopgood, Jr. dated November 13, 1990 filed as Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

10(k) Lease Agreement between the Company and Renner Plaza Properties dated September 8, 1993 filed as Exhibit 10(w) to the Company's Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

10(l) Lease Agreement between the Company and Aetna Life Insurance Company dated December 30, 1994 filed as Exhibit 10(l) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

10(m) Lease between Scottish Enterprise and Cerprobe Europe Limited dated November 4, 1994 filed as Exhibit 10(m) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

10(n) Rental Agreement between the Company and Gentra Capital Corporation dated as of July 6, 1994 filed as Exhibit 10(n) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

10(o) Agreement dated May 2, 1991 between the Company and John W. Tarzwell and Margaret L. Tarzwell filed as Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

10(p) Amendment No. 1 dated March 8, 1993 to Agreement dated May 2, 1991 between the Company and John W. Tarzwell and Margaret L. Tarzwell filed as Exhibit 10(s) to the Company's Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

10(q) Asset Purchase Agreement dated July 10, 1991 between the Company and Alpha Test Corporation filed as Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

10(r) Employment Contract dated July 16, 1990 between the Company and Carl Zane Close filed as Exhibit 10(p) to the Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

10(s) Employment Contract dated July 17, 1990 between the Company and Michael K. Bonham filed as Exhibit 10(q) to the Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

10(t) Employment Contract dated July 16, 1990 between the Company and Eswar Subramanian filed as Exhibit 10(r) to the Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

10(u) Employment Contract dated July 16, 1990 between the Company and Henry Wong filed as Exhibit 10(s) to the Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

10(v) Manufacturing Licensing Agreement between the Company and Intertrade Scientific, Inc. dated August 30, 1993 filed as Exhibit 10(x) to the Company's Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

10(w) Manufacturing Licensing Agreement between the Company and ESJ Corporation dated January 21, 1994 filed as Exhibit 10(y) to the Company's Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

10(x) Loan Agreement between the Company and First Interstate Bank of Arizona, N.A. dated June 6, 1994 and related Promissory Note filed as Exhibit 10(x) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

10(y) Master Lease Agreement between the Company and First Interstate Bank of Arizona, N.A. dated as of June 6, 1994 filed as Exhibit 10(y) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

10(z) Master Lease Agreement between the Company and PFC, Inc. dated August 9, 1994 filed as Exhibit 10(z) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

10(aa) Commitment of Norwest Equipment Finance, Inc. to the Company dated December 14, 1994 filed as Exhibit 10(aa) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

10(bb) Agreement between Cerprobe Europe, Limited and Lanarkshire Development Agency dated August 15, 1994, as amended, filed as
            Exhibit 10(bb) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

10(cc) Lease Agreement between the Company and Realtec Properties I, L.P. dated July 17, 1995 filed as Exhibit 1 to the Company's Form 10-QSB for the quarter ended June 30, 1995 and incorporated herein by reference.

10(dd) Lease Agreement between the Company and East Point Realty Trust dated June 30, 1995 filed as Exhibit 2 to the Company's Form 10-QSB for the quarter ended June 30, 1995 and incorporated herein by reference.

10(ee) Amendment to Loan Agreement between the Company and First Interstate Bank of Arizona, N.A. dated April 30, 1995 and related Promissory Note filed as Exhibit 3 to the Company's Form 10-QSB for the quarter ended June 30, 1995 and incorporated herein by reference.

10(ff) Amendment to Master Lease Agreement between the Company and First Interstate Bank of Arizona, N.A. dated April 30, 1995 filed as
            Exhibit 4 to the Company's Form 10-QSB for the quarter ended June 30, 1995 and incorporated herein by reference.

10(gg) Letter of Intent between the Company and Technology Parks PTE LTD dated June 23, 1995 filed as Exhibit 5 to the Company's Form 10-QSB for the quarter ended June 30, 1995 and incorporated herein by reference.

10(hh) Employment Agreement between the Company and Robert K. Bench dated March 31, 1995.

10(ii) Security Agreement between the Company and Zions Credit Corporation dated December 27, 1995.

10(jj) Assignment of Lease between Fresh Test Technology, Inc. and the Company dated August 31, 1995.

10(kk) Lease Agreement between Fresh Test Technology, Inc. and Mission West Properties dated September 21, 1993.

10(ll)      The Company's 1995 Stock Option Plan.

11          Schedule of Computation of Net Income per Share.

21 List of Subsidiaries filed as Exhibit 21 to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

23          Independent Auditors' Consent.

27          Financial Data Schedule.

(b)       Reports on Form 8-K

          The Company filed a Current Report on Form 8-KA3 on or about October 1, 1995, which amended the Company's Current Report on Form 8-K filed on April 4, 1995.

          There were no other Current Reports on Form 8-K filed during the last quarter of 1995.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CERPROBE CORPORATION


                              /s/ C. Zane Close
                              -----------------
                              C. Zane Close
                              President, Chief Executive
                              Officer and Director

                              Dated: March 27, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                        Title                             Date
   ---------                        -----                             ----

/s/Ross J. Mangano           Chairman of the Board of             March 27, 1996
- --------------------         Directors and Director
Ross J. Mangano

/s/C. Zane Close             President, Chief Executive           March 27, 1996
- --------------------         Officer, and Director
C. Zane Close                (Principal Executive
                             Officer)


/s/Robert K. Bench           Chief Financial Officer              March 27, 1996
- --------------------         (Principal Financial
Robert K. Bench              and Accounting Officer)


/s/Kenneth W. Miller         Director and Treasurer               March 27, 1996
- --------------------
Kenneth W. Miller

/s/Donald F. Walter          Director                             March 27, 1996
- --------------------
Donald F. Walter

/s/William A. Fresh          Director                             March 27, 1996
- --------------------
William A. Fresh

                              CERPROBE CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report...............................................  F-1
Consolidated Balance Sheets, December 31, 1995 and 1994....................  F-2
Consolidated Statements of Income for the years ended December
31, 1995, 1994 and 1993....................................................  F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994
and 1993              .....................................................  F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993...........................................  F-6
Notes To Consolidated Financial Statements.................................  F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cerprobe Corporation:


We have  audited  the  accompanying  consolidated  balance  sheets  of  Cerprobe
Corporation and subsidiary as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerprobe Corporation and subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                                     KPMG Peat Marwick LLP




Phoenix, Arizona
February 2, 1996

                              CERPROBE CORPORATION
                           Consolidated Balance Sheets
                           December 31, 1995 and 1994
                          Assets                                 1995            1994
                                                             ------------    ------------
Current assets:
    Cash and cash equivalents                                $    263,681         738,319
    Accounts receivable, net of allowance of $173,000 in
      1995 and $23,000 in 1994 (note 5)                         4,377,041       2,201,712
    Inventories (notes 2 and 5)                                 2,802,081       1,693,198
    Prepaid expenses                                              111,673          52,571
    Income taxes receivable                                       163,464              --
    Deferred income taxes (note 7)                                270,599          93,974
                                                             ------------    ------------
           Total current assets                                 7,988,539       4,779,774
                                                             ------------    ------------
Property and equipment, net (notes 3 and 5)                     4,667,786       2,146,080
Goodwill, net of amortization of $197,109                       1,923,396              --
Patents and technology, net of amortization of $16,826             74,013              --
Other assets                                                      313,716          89,519
                                                             ------------    ------------
           Total assets                                      $ 14,967,450       7,015,373
                                                             ============    ============

           Liabilities and Stockholders' Equity                      1995            1994
                                                             ------------    ------------
Current liabilities:
    Accounts payable                                         $  1,499,853         443,559
    Accrued expenses (note 4)                                     788,599         663,904
    Convertible subordinated debentures (note 5)                  595,000              --
    Current portion of note payable (note 5)                      123,743              --
    Current portion of capital leases (note 10)                   209,885         100,312
                                                             ------------    ------------
           Total current liabilities                            3,217,080       1,207,775

Convertible subordinated debentures (note 5)                         --           595,000
Note payable, less current portion (note 5)                       408,376              --
Capital leases, less current portion (note 10)                    572,830         195,716
Deferred income taxes (note 7)                                     66,123              --
Other liabilities                                                  46,801          93,928
                                                             ------------    ------------
           Total liabilities                                    4,311,210       2,092,419
                                                             ------------    ------------

Commitments and contingencies (notes 8 and 10)

Stockholders' equity (notes 6 and 16):
    Preferred stock, $.05 par value; authorized 10,000,000
      shares; none issued                                            --              --
    Common stock, $.05 par value; authorized, 10,000,000
      shares; issued and outstanding, 4,095,851 shares in
      1995 and 3,223,351 shares in 1994                           204,792         161,167
    Additional paid-in capital                                  7,239,410       3,685,432
    Retained earnings                                           3,466,464       1,064,217
    Unearned compensation                                        (241,872)             --
    Foreign currency translation adjustment                       (12,554)         12,138
                                                             ------------    ------------
           Total stockholders' equity                          10,656,240       4,922,954
                                                             ------------    ------------

           Total liabilities and stockholders' equity        $ 14,967,450       7,015,373
                                                             ============    ============

See accompanying notes to consolidated financial statements.

                              CERPROBE CORPORATION

                        Consolidated Statements of Income

                  Years ended December 31, 1995, 1994 and 1993



                                                        1995           1994            1993
                                                   ------------    ------------    ------------
Net sales                                          $ 26,098,637      14,251,485      11,211,511
Costs of goods sold                                  13,706,435       8,213,966       6,767,505
                                                   ------------    ------------    ------------
              Gross margin                           12,392,202       6,037,519       4,444,006
                                                   ------------    ------------    ------------

Expenses:
    Engineering and product development                 706,680         417,198         335,659
    Selling, general and administrative               7,502,598       3,693,401       2,398,243
                                                   ------------    ------------    ------------
              Total expenses                          8,209,278       4,110,599       2,733,902
                                                   ------------    ------------    ------------

Operating income                                      4,182,924       1,926,920       1,710,104
                                                   ------------    ------------    ------------

Other income (expense):
    Interest income                                      44,697          18,882           1,471
    Interest expense                                   (153,758)       (115,254)       (131,887)
    Other income                                        140,111          92,796          12,670
                                                   ------------    ------------    ------------
              Total other income (expense)               31,050          (3,576)       (117,746)
                                                   ------------    ------------    ------------

              Income before income taxes              4,213,974       1,923,344       1,592,358

Income taxes                                         (1,811,727)       (710,521)        (90,000)
                                                   ------------    ------------    ------------

              Net income                           $  2,402,247       1,212,823       1,502,358
                                                   ============    ============    ============

Income per common and common equivalent share:
    Primary net income per share                   $       0.59            0.36            0.41
                                                   ============    ============    ============

    Weighted average number of common and common
      equivalent shares outstanding                   4,071,233       3,387,220       3,687,740
                                                   ============    ============    ============

    Fully diluted net income per share             $       0.49            0.30            0.35
                                                   ============    ============    ============

    Weighted average number of common and common
      equivalent shares outstanding                   4,862,137       4,006,801       4,348,872
                                                   ============    ============    ============

See accompanying notes to consolidated financial statements.

                              CERPROBE CORPORATION

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1995, 1994 and 1993



                                    Number of
                                      Common                                                        Foreign
                                     Shares                               Additional    Retained    Currency       Total
                                   Issued and     Common      Paid-in      Earnings     Unearned   Translation  Stockholders'
                                   Outstanding     Stock      Capital      (Deficit)  Compensation Adjustment     Equity
                                    ---------    --------    ---------    -----------   ---------   --------   ----------


Balance, January 1, 1993            2,619,518    $130,975    2,733,997    (1,561,487)         --         --     1,303,485
Conversion   of    subordinated
    debentures,  net of  $6,143
    costs                               5,000         250       (1,393            --          --         --        (1,143)
Stock options exercised               351,500      17,575      241,041            --          --         --       258,616
Net income                                 --          --           --     1,502,358          --         --     1,502,358
                                    ---------    --------    ---------    -----------   ---------   --------   -----------

Balance, December 31, 1993          2,976,018     148,800    2,973,645       (59,129)         --         --     3,063,316
Conversion   of    subordinated
    debentures                         40,000       2,000       38,000            --          --         --        40,000
Stock options exercised               207,333      10,367      191,326            --          --         --       201,693
Tax  benefit  of  disqualifying
    dispositions                           --          --      482,461            --          --         --       482,461
Cash  dividends  paid  ($.03  a
    share)                                 --          --           --       (89,477)         --         --       (89,477)
Translation adjustment                     --          --           --            --          --     12,138        12,138
Net income                                 --          --           --     1,212,823          --         --     1,212,823
                                    ---------    --------    ---------    -----------   ---------   --------   -----------

Balance, December 31, 1994          3,223,351     161,167    3,685,432     1,064,217          --     12,138     4,922,954
Issuance  of stock  options  at
    less than fair market value            --          --      387,000            --    (387,000)        --            --
Compensation   expense  related
    to stock options                       --          --           --            --     145,128         --       145,128
Stock options exercised               160,000       8,000      199,464            --          --         --       207,464
Tax  benefit  of  disqualifying
    dispositions                           --          --      340,170            --          --         --       340,170
Issuance  of  common  stock for
    acquisition                       712,500      35,625    2,627,344            --          --         --     2,662,969
Translation adjustment                     --          --           --            --          --    (24,692)      (24,692)
Net income                                 --          --           --     2,402,247          --         --     2,402,247
                                    ---------    --------    ---------    -----------   ---------   --------   -----------

Balance, December 31, 1995          4,095,851    $204,792    7,239,410     3,466,464    (241,872)   (12,554)   10,656,240
                                    =========    ========    =========    ===========   =========   ========   ===========

See accompanying notes to consolidated financial statements.

                              CERPROBE CORPORATION

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993

                                                         1995           1994           1993
                                                     -----------    -----------    -----------
Operating activities:
    Net income                                       $ 2,402,247      1,212,823      1,502,358
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                    1,125,584        458,436        306,708
      Tax benefit from stock options exercised           340,170        482,461           --
      Loss (gain) on sale of equipment                     4,787            (50)          --
      Deferred income taxes                             (110,502)       (93,974)          --
      Provision for losses on accounts receivable         12,000         24,000         (8,373)
      Provision for obsolete inventory                    80,000         67,200         30,000
      Compensation expense                               145,128           --             --
      Changes in operating assets and liabilities:
        Accounts receivable                           (1,444,689)      (907,762)      (273,552)
        Inventories                                   (1,038,216)       (51,285)      (434,984)
        Prepaid expenses and other assets               (389,988)       (59,418)       (49,828)
        Income taxes receivable                         (163,464)          --             --
        Accounts payable and accrued expenses          1,101,238        (15,786)        78,881
        Accrued income taxes                            (376,442)       331,765         44,677
        Other liabilities                                (42,289)        90,356        (18,456)
                                                     -----------    -----------    -----------
                Net cash provided by operating
                  activities                           1,645,564      1,538,766      1,177,431
                                                     -----------    -----------    -----------

Investing activities:
    Capital expenditures                              (1,960,775)    (1,354,694)      (500,938)
    Costs incurred in Fresh Test acquisition            (402,865)          --             --
    Cash acquired in purchase of Fresh Test              321,167           --             --
    Proceeds from sale of equipment                       42,062             50           --
                                                     -----------    -----------    -----------
                Net cash used in investing
                  activities                          (2,000,411)    (1,354,644)      (500,938)
                                                     -----------    -----------    -----------

Financing activities:
    Dividends paid                                          --          (89,477)          --
    Net payments under line of credit agreement             --             --         (155,614)
    Principal payments on note payable and
      capital leases                                    (302,563)       (79,603)      (274,466)
    Net proceeds from issuance of common stock           207,464        201,693        252,473
                                                     -----------    -----------    -----------
                Net cash provided by (used in)
                  financing activities                   (95,099)        32,613       (177,607)
                                                     -----------    -----------    -----------

Effect of exchange rates on cash                         (24,692)        12,138           --

Net increase (decrease) in cash and cash
    equiva-lents                                        (474,638)       228,873        498,886

Cash and cash equivalents, beginning of year             738,319        509,446         10,560
                                                     -----------    -----------    -----------

Cash and cash equivalents, end of year               $   263,681        738,319        509,446
                                                     ===========    ===========    ===========

                              CERPROBE CORPORATION

                  Years ended December 31, 1995, 1994 and 1993


                                                    1995      1994      1993
                                                 ----------   -------   -------

Supplemental schedule of noncash investing and financing activities:

    Conversion of subordinated debentures        $     --      40,000     5,000
                                                 ==========   =======   =======

    Equipment acquired under capital leases
    and issuance of note payable                 $1,056,817   195,293   161,072
                                                 ==========   =======   =======

Supplemental disclosures of cash flow informa tion:

    Interest paid                                $  153,690   115,873   133,539
                                                 ==========   =======   =======

    Income taxes paid (refunded)                 $1,679,876    (9,731)   65,323
                                                 ==========   =======   =======

    Issuance of stock for purchase of Fresh
      Test Technology (note 12)                   2,662,969      --        --
                                                 ==========   =======   =======

See accompanying notes to consolidated financial statements.

                              CERPROBE CORPORATION

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1995, 1994 and 1993


(1)    Summary of Significant Accounting Policies

       Cerprobe Corporation (the Company) designs, manufactures, and markets high-performance probing and interface products for use in the testing of integrated and hybrid electronic circuits for the semiconductor industry. The Company markets its products worldwide to semiconductor manufacturers.

       The following are the significant accounting and financial policies used in the preparation of these consolidated financial statements of the
       Company:

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The Company's subsidiary, Cerprobe Europe, Limited, was established in February 1994 in Scotland. All significant intercompany transactions have been eliminated in consolidation.

       Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       Cash and Cash Equivalents

       Cash and cash equivalents include cash on hand and in banks and cash invested in short-term securities with original maturities of three months or less.

       Inventories

       Inventories are stated at the lower of cost (first-in, first-out method) or market.

       Property and Equipment

       Property and equipment are stated at cost and depreciated by the straight-line method over the following estimated useful lives:

        Manufacturing tools and equipment                         3-7 years
        Office furniture and equipment                            3-7 years
        Computer software                                           3 years
        Leasehold improvements                                Life of lease


       Goodwill

       Goodwill represents the amount by which the cost of businesses purchased exceeds the fair value of the net assets acquired. Goodwill is amortized over a period of eight years using the straight-line method. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

       Patents and Technology

       Patents and technology are stated at fair market value at the date of acquisition less accumulated amortization and are amortized over a period of five years using the straight-line method. Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed in the year incurred.

       Income Taxes

       Effective January 1, 1993, the Company adopted the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Foreign Currency Translation

       The financial statements of the Company's Scotland subsidiary are translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities of the Scotland subsidiary are translated into United States dollars at current exchange rates. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly as a separate component of stockholders' equity.

       Revenue Recognition

       The Company records revenue when goods are shipped.


       Net Income Per Share

       Primary net income per common and common equivalent share is computed using the weighted average number of common shares outstanding during each year and includes shares issuable upon exercise of stock options and warrants when the effect of such issuance is dilutive. The calculation of fully diluted net income per common and common equivalent share assumes that the convertible subordinated debentures were converted into common stock at the beginning of the year, when dilutive.

       Reclassifications

       Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.


(2)    Inventories

       Inventories consist of the following:

                                                    1995           1994
                                             -----------    -----------

          Raw materials                      $ 1,655,974        777,199
          Work-in-process                      1,229,107        967,999
          Reserve for obsolete inventories       (83,000)       (52,000)
                                             -----------    -----------

                                             $ 2,802,081      1,693,198
                                             ===========    ===========

(3)   Property and Equipment

       Property and equipment consist of
       the following:
                                                 1995           1994
                                             -----------    -----------

          Manufacturing tools and equipment  $ 4,825,724      3,056,849
          Office furniture and equipment       1,722,312        839,521
          Leasehold improvements                 759,843        439,894
          Construction in progress               398,838         41,620
          Computer software                       39,775         39,775
          Accumulated depreciation and
           amortization                       (3,078,706)    (2,271,579)
                                             -----------    -----------

                                             $ 4,667,786      2,146,080
                                             ===========    ===========

(4)    Accrued Expenses

       Accrued expenses consist of the
        following:

                                                 1995           1994
                                             -----------    -----------

          Accrued payroll and related taxes  $   482,866        204,297
          Accrued income taxes                      --          376,442
          Other accrued expenses                 305,733         83,165
                                             -----------    -----------

                                             $   788,599        663,904
                                             ===========    ===========



(5)    Convertible Subordinated Debentures and Note Payable

       On March 29, 1991, the Company issued $600,000 of 12.5% convertible subordinated debentures due December 15, 1996. The debentures are convertible into 600,000 shares of common stock, subject to adjustment. In addition, the Company issued $400,000 of 11% convertible subordinated debentures due March 29, 1996. The 11% debentures are convertible into 400,000 shares of common stock, subject to adjustment. Interest on the debentures is due either semi-annually or quarterly. Of the $1,000,000 debentures sold, $510,000 were acquired by officers and directors of the Company or by investment groups controlled by directors of the Company. The Company reserved 1,000,000 shares of its common stock for possible conversion of the debentures. In connection with the conversion of a portion of the debentures in 1993, the interest rate on $115,000 of the remaining debentures increased to 25%.

       In September 1994, September 1993 and October 1992, $40,000, $5,000 and $360,000, respectively, in principal amount of the Company's convertible subordinated debentures were converted to common stock.

       The Company has a bank line of credit available at the lesser of 80% of eligible receivables, as defined, or $750,000 until April 30, 1996. Interest on outstanding balances is at prime plus .75%, and the line of credit is collateralized by accounts receivable, inventory and equipment. The non-use fee under the line of credit is .00375%. At December 31, 1995, no amounts were outstanding under the line of credit and $750,000 was available.

       The Company has a note payable for the purchase of equipment which accrues interest at 9.4%. Monthly payments of $13,185 including interest are due through December 1999. At December 31, 1995, $532,119 was outstanding under the note.


Long-term debt consists of the following:

                                                 1995         1994
                                              ----------   ----------

        Convertible subordinated debentures   $  595,000      595,000
        Note payable                             532,119         --
                                              ----------   ----------
                                               1,127,119      595,000
        Less current maturities                  718,743         --
                                              ----------   ----------

        Long-term debt                        $  408,376      595,000
                                              ==========   ==========


       Annual maturities of long-term debt are as follows:

                  1996                           $  718,743
                  1997                              127,650
                  1998                              140,177
                  1999                              140,549
                                                 ----------

                                                 $1,127,119
                                                ===========



(6)    Stockholders' Equity

       The Company has an incentive stock option plan, a nonqualified stock option plan, and a combination stock option plan. In accordance with the plans, options are to be granted at no less than 100% of the fair market value of the shares at the date of grant. The options become exercisable on a basis as established by the Company's Compensation Advisory Committee and are exercisable for a period of 5 to 10 years.

       A total of 500,000, 685,000 and 500,000 shares of the Company's common stock are reserved for issuance under the incentive stock option plan, the nonqualified stock option plan, and the combination stock plan, respectively.

       Changes in options are summarized as follows:

                                       Option Price                            Available
                                        Per Share    Outstanding Exercisable   for Grant
                                    ----------------  ---------  ----------    ---------

        At January 1, 1993          $ 0.500--  2.060    835,000     607,334      350,000

          Granted                              6.750     30,500                  (30,500)
          Became exercisable          0.563--  6.750         --     165,115
          Exercised                   0.500    1.000   (351,500)   (351,500)
          Canceled                             0.563     (1,000)     (1,000)       1,000
                                    ----------------  ---------  ----------    ---------
        At December 31, 1993          0.500--  6.750    513,000     419,949      320,500

          Granted                              5.750    260,000                 (260,000)
          Became exercisable          0.938--  6.750                194,505
          Exercised                   0.563--  1.000   (207,333)   (207,333)
          Canceled                             0.938     (3,334)     (3,334)       3,334
                                    ----------------  ---------  ----------    ---------
        At December 31, 1994          0.500--  6.750    562,333     403,787       63,834

          Combination stock option
            plan                                                                 500,000
          Granted                     5.500-- 12.875    206,000                 (206,000)
          Became exercisable          5.500-- 12.875                139,103
          Exercised                   0.500--  5.500   (160,000)   (160,000)
          Canceled                             6.750    (10,000)    (10,000)      10,000
                                    ----------------  ---------  ----------    ---------
        At December 31, 1995        $ 0.500-- 12.875    598,333     372,890      367,834
                                    ================  =========  ==========    =========

       The Company extended the exercise date on 72,000 options issued under the nonqualified stock option plan. As a result, compensation expense of $387,000 will be recognized over the revised period of the options through July 1997. Compensation expense related to these options was $145,128 during the year ended December 31, 1995.


(7)    Income Taxes

       The components of the provision for income taxes are as follows:

                                1995                1994                 1993
                             -----------         -----------         -----------

       Federal               $ 1,391,499             495,000              43,000
       State                     420,228             215,521              47,000
                             -----------         -----------         -----------
                             $ 1,811,727             710,521              90,000
                             ===========         ===========         ===========

       Current               $ 1,922,229             804,495              90,000
       Deferred                 (110,502)            (93,974)               --
                             -----------         -----------         -----------
                             $ 1,811,727             710,521              90,000
                             ===========         ===========         ===========


       A reconciliation of the difference between the provision for income taxes and the income taxes at the statutory United States federal income tax rate is as follows:

                                          1995           1994           1993
                                      -----------    -----------    -----------
Computed expected provision           $ 1,433,000        654,000        541,400
Change in beginning of the year
  valuation allowance                     (36,000)      (258,000)          --
State income taxes, net                   253,000        142,000        107,000
Foreign losses not benefited              199,000        149,000           --
Benefit of loss carryforward                 --             --         (566,000)
Other                                     (37,273)        23,521          7,600
                                      -----------    -----------    -----------
                                      $ 1,811,727        710,521         90,000
                                      ===========    ===========    ===========


       The components of the Company's deferred tax asset and deferred tax liability are as follows:

                                                            1995         1994
                                                         ---------    ---------
Deferred tax assets:
  Foreign loss carryforwards                             $ 348,000      149,000
  Reserves and accruals not currently deductible           270,598       93,974
  Deferred compensation                                     48,785       74,000
                                                         ---------    ---------
        Total gross deferred tax assets                    667,383      316,974

  Less valuation allowance                                (348,000)    (185,000)
                                                         ---------    ---------

  Net deferred tax asset                                   319,383      131,974

Deferred tax liabilities:
  Difference between book and tax basis of property
                                                           114,907       38,000
                                                         ---------    ---------
  Net deferred tax asset                                 $ 204,476       93,974
                                                         =========    =========


       The valuation allowance at December 31, 1995 and 1994 is primarily related to foreign losses for which there is no assurance of realizing a tax benefit. A valuation allowance has not been provided for the other deferred tax assets since realization of the deferred tax assets is considered more likely than not.

       During 1995 and 1994, tax benefits were recorded for the exercise of stock options under the nonqualified stock option plan. The benefits of approximately $340,000 and $482,000 were recorded directly to additional paid-in capital.


(8)    Research and Development Arrangements

       The Company has been awarded two research and development contracts by Sematech, the consortium of U.S. semiconductor manufacturers and the government. Pursuant to the contracts, Sematech will reimburse the Company 50% and 20% of the costs incurred under the first and second project, respectively, up to a fixed amount. The remaining costs will be charged to research and development by the Company. The contracts allow the sharing of proprietary technology upon completion. For the year ended December 31, 1995, the Company had incurred costs of $273,249 and was reimbursed by Sematech for $74,196.


(9)    Related Party Transactions

       Effective May 1, 1991, the Company entered into an agreement with a former director and officer of the Company, whereby this officer left the employ of the Company and agreed not to compete with the Company for a two-year period. The agreement required the Company to pay $3,125 a month from May 1, 1991 through April 30, 1993 and to provide certain other benefits to this individual. This agreement was extended for an additional year, through April 30, 1994, and is presently on a month-to-month basis.


(10)   Commitments

       The Company leases certain equipment under capital leases. These assets have been capitalized at the present value of the future minimum lease payments and are included with manufacturing tools, office furniture and equipment at a cost of $1,043,082 and $485,983 with related accumulated amortization of $266,014 and $177,183 at December 31, 1995 and 1994, respectively. In addition, the Company is obligated under certain noncancelable operating leases for the Company's manufacturing and office space. Certain operating lease agreements provide for annual rent escalations and renewal options.


       The following is a schedule of the minimum future lease payments for the years ending December 31:

                                                                   Rentals
                                                                  receivable
                                        Capital      Operating      under
                                        leases        leases      subleases
                                      ----------    ---------      -------

 1996                                 $  269,967    1,047,776      116,100
 1997                                    224,954      804,993      115,700
 1998                                    204,691      799,707       75,300
 1999                                    162,406      665,585       78,900
 2000                                     61,160      528,705       47,600
Thereafter                                  --        542,944         --
                                      ----------    ---------      -------
Total minimum future lease payments
                                         923,178   $4,389,710      433,600
                                                   ==========      =======
Less amounts representing interest
(at rates ranging from 7.5% to 10%)      140,463
                                      ----------
Present value of net minimum future
    lease payments                    $  782,715
                                      ==========

       Amortization expense applicable to assets under capital leases is charged to depreciation and amortization expense.

       Rental expense for the years ended December 31, 1995, 1994 and 1993 was $723,396, $446,422 and $361,871, respectively.

       The Company has a bank lease line of credit for $1,000,000 for equipment leasing. The non-use fee under the lease line is .0075%. At December 31, 1995, $497,835 was outstanding under the lease line and $502,165 was available.


 (11)  Business Segment

       The Company is engaged in one business segment, the development, manufacturing and marketing for industrial use of equipment to test integrated and hybrid circuits. For the years ended December 31, 1995, 1994 and 1993, 11%, 5% and 6%, respectively, of the Company's sales were outside of the United States. At December 31, 1995 and 1994, the Company had approximately $964,000 and $568,000 of assets located in Scotland. Sales to individual customers totaling 10% or more of net sales were $4,899,290 (one customer), $5,318,000 (three customers) and $2,412,000
       (two customers) for the years ended December 31, 1995, 1994 and 1993, respectively.


 (12)  Acquisition

       On April 3, 1995, the Company acquired all of the outstanding stock of Fresh Test Technology Corporation (Fresh Test), a probe card manufacturer, for 712,500 shares of the Company's common stock. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $2,120,505 and has been recorded as goodwill, which is being amortized on a straight-line basis over eight years. The purchase price of $2,662,969 plus acquisition costs of $402,865 was allocated as follows:

         Working capital                                         $  460,515
         Property and equipment                                     462,611
         Other assets                                                43,311
         Patents and technology                                      90,840
         Goodwill                                                 2,120,505
         Other liabilities                                          111,948


       The   operating   results  of  Fresh  Test  have  been  included  in  the
       consolidated statement of income from the date of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisition had occurred January 1, 1994:

                                                   Year ended December 31,
                                                -------------------------
                                                   1994          1995
                                                -----------    ----------
                                                        (unaudited)

         Net sales                              $18,712,171    27,601,795
         Net income                                 998,856     2,543,690
         Primary net income per share                  0.24          0.62
         Fully diluted net income per share            0.21          0.52


       The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1994 or a projection of future results.


(13)   401(k) Plan

       On April 1, 1993, the Company established the Cerprobe Corporation 401(k) Plan (the Plan). Employees who have reached 18 years of age and who have completed one year of service for the Company are eligible to participate in the Plan. Participants may elect to defer up to 15% of their salary. Any contribution by the Company is at its discretion. In 1993 and 1995 the Company accrued 25% of the participants' contributions or approximately $28,000 and $90,000, respectively, as contributions to the Plan. No matching Company contribution was made for 1994. The participants are fully vested in their contributions and become fully vested in the Company's contributions after three years of service.

(14)   Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

       The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The carrying amount of accounts receivables, accounts payable and accrued expenses approximates fair value as they are expected to be collected or paid within 90 days of year-end. The fair value of notes payable, capital lease obligations and other long-term obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.


(15)   Supplemental Financial Information

       A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 1995, 1994 and 1993 follows:

                                   Balance at                         Balance at
                                   beginning                           end of
                                    of year   Additions   Deductions    year
                                   --------    -------      -------    -------
Allowance for doubtful accounts:

    Year ended December 31, 1995   $ 23,000    151,094      (1,094)    173,000

    Year ended December 31, 1994   $ 10,000     24,000     (11,000)     23,000

    Year ended December 31, 1993   $ 20,000     (8,373)     (1,627)     10,000


Allowance for obsolescence of
    inventories:

    Year ended December 31, 1995   $ 52,000    110,600     (79,600)     83,000

    Year ended December 31, 1994   $ 48,500     67,200     (63,700)     52,000

    Year ended December 31, 1993   $ 67,600     30,000     (49,100)     48,500



(16)   Subsequent Events

       Convertible Preferred Stock

       On January 18, 1996, the Company issued approximately 800,000 shares of convertible preferred stock for $10,000,000. Net proceeds from the private placement, after deducting expenses, were $9,400,000. The preferred stock has a liquidation preference of 6% which is payable in stock or cash. The preferred stock is convertible into common stock at the option of the holder in increments of 25% of the shares held by the holder beginning March 3, 1996 through June 1, 1996. Automatic conversion occurs at the end of two years. The preferred stock converts at the lesser of 110% of the fixed strike price of $16.55 or 90% of the average five day closing price prior to the conversion date. The Company may call the preferred stock at any time in minimum amounts of $2,000,000 at a price of 125% of par beginning July 18, 1996 or upon a merger, buyout or acquisition.

       Additionally, the Company issued 52,000 warrants which are exercisable at the fixed strike price of $16.55 and expire in four years.

       Fully diluted net income per share would have been $0.42 for the year ended December 31, 1995 if the convertible preferred stock and warrants had been issued on January 1, 1995.

       Acquisition

       On January 23, 1996, the Company signed a letter of intent to acquire the stock of CompuRoute, Inc., a manufacturer of printed circuit boards, and its affiliates. As consideration for the acquisition, the Company plans to issue 995,000 shares of common stock. The Company anticipates recording the acquisition under the pooling-of-interests method of accounting.


(17)   Quarterly Data (Unaudited)

       The following table presents selected unaudited quarterly operating results for the eight quarters ended December 31, 1995. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the related quarterly results.

                                                 Quarter Ended
                               -------------------------------------------------

  1995                         December 31 September 30    June 30      March 31
  ----                         ----------    ---------    ---------    ---------
Net sales                      $8,130,183    6,834,260    6,171,529    4,962,665
                               ----------    ---------    ---------    ---------
Gross margin                    3,814,490    3,282,633    3,023,215    2,271,864
Net income                        710,705      512,158      614,649      564,735
Primary net income per share         0.16         0.12         0.15         0.16
Weighted average number of
  common equivalent shares
  outstanding                   4,365,151    4,405,372    4,194,089    3,446,342
Fully diluted net income per
  share                        $     0.14         0.10         0.13         0.14
Weighted average number of
  common equivalent shares
  outstanding                   5,004,326    4,992,874    4,858,662    4,041,342

  1994
  ----

Net sales                      $4,140,349    3,376,850    3,395,927    3,338,359
Gross margin                    2,090,645    1,010,416    1,497,706    1,438,752
Net income                        421,032       45,958      373,429      372,404
Primary net income per share         0.12         0.01         0.11         0.11
Weighted average number of
  common equivalent shares
  outstanding                   3,411,984    3,377,319    3,373,325    3,379,923
Fully diluted net income per
  share                        $     0.11         0.01         0.09         0.09
Weighted average number of
  common equivalent shares
  outstanding                   4,001,907    4,006,327    3,992,620    4,006,032