Form 10KSB/A
period 1995-12-31
CERPROBE CORP
filed 1996-04-30
CIK 725259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995       Commission File Number 0-11370
                                                                         -------

                              CERPROBE CORPORATION
                              --------------------
                 (Name of small business issuer in its charter)

          Delaware                                         86-0312814
- -------------------------------                            ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                 600 South Rockford Drive, Tempe, Arizona 85281
                 ----------------------------------------------
               (Address of principal executive offices)(Zip Code)

                  Issuer telephone number, including area code:
                                 (602) 967-7885
                                 --------------

              Securities registered under Section 12(b) of the Act:
                                      None
                                      ----
                                (Title of Class)

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

ITEM 11.  As amended:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------------------------------------------------------------

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

Name and Address                         Amount and Nature        Percent of
of Beneficial Owner(1)               of Beneficial Ownership(2)    Class(3)
- ----------------------               --------------------------    --------

Ross J. Mangano                             596,834(4)              13.9%
Ross J. Mangano, et al., Trustees           380,200                  8.9%
William A. Fresh                            344,297(5)               8.0%
  112 W. Jefferson Blvd.
  Suite 613
  South Bend, IN  46601

Judd C. Leighton                            260,000(6)               5.7%
  112 W. Jefferson Blvd.
  Suite 603
  South Bend, IN  46601
Mary Morris Leighton                        260,000(7)               5.7%
  112 W. Jefferson Blvd.
  Suite 603
  South Bend, IN 46601
Kenneth W. Miller                           193,070(8)               4.5%
C. Zane Close                                41,600(9)               1.0%
Donald F. Walter                             16,334(10)                 *
Michael K. Bonham                            90,034(11)              2.1%
Eswar Subramanian                            89,234(12)              2.1%
Henry Wong                                   65,011(13)              1.5%
All executive officers and directors
  as a group (eight persons)              1,501,503(14)             33.3%

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

(4) Includes 20,000 shares in the name of Nat & Co. voted pursuant to a power of attorney, 51,300 shares in the name of Oliver & Company voted pursuant to a power of attorney, 120,000 shares in the name of Millie
         M. Cunningham voted pursuant to a power of attorney, 380,200 shares held in the name of Troon & Co., Ross J. Mangano, et al., Trustees, for which Mr. Mangano serves as a trustee, 10,000 shares which Mr. Mangano has the right to acquire at an exercise price of $1.00 per share pursuant to the exercise of options granted in September 1992, 13,334 shares which Mr. Mangano has the right to acquire at an exercise price of $5.75 per share pursuant to the exercise of options granted in September 1994, and 2,000 shares which Mr. Mangano has the right to acquire at an exercise price of $8.25 per share pursuant to the exercise of options granted in June 1995.

(5) Includes 162,700 shares held by WAF Investment Company, a company 100% owned by Mr. Fresh and his wife, and 78,477 shares held by Orem Tek Development Corp., a company 100% owned by Mr. Fresh, and reflects 2,000 shares which Mr. Fresh has the right to acquire at an exercise price of $8.25 per share pursuant to the exercise of options granted in June 1995.

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

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CERPROBE CORPORATION


                                       /s/ Roseann Tavarozzi
                                       ---------------------
                                       Roseann Tavarozzi
                                       Vice President - Finance
                                       and Assistant Secretary

                                       Dated:  April 25, 1996