Form 10QSB
period 1996-03-31
CERPROBE CORP
filed 1996-05-15
CIK 725259

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q SB



|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended:  March 31, 1996
|_|      Transition report under Section 13 or 15(d) of the Exchange Act.
         For the transition period from _________________ to _______________

Commission file number:    0-11370



        Cerprobe Corporation
- --------------------------------------------------------------------------------
(Exact Name of Small Business Issuer As Specified In Its Charter)


         Delaware                           86-0312814
- --------------------------------------------------------------------------------
(State of Incorporation)             (IRS Employee Identification Number)


         600 South Rockford Drive, Tempe, Arizona             85281
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


         (602) 967-7885
- --------------------------------------------------------------------------------
(Issuer's Telephone Number, Including Area Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
   ------      ------

4,314,053  Shares of Common  Stock  issued and  outstanding  as of May 13,  1996
- --------------------------------------------------------------------------------
(Number of Shares of Common Stock Outstanding)

Traditional Small Business Disclosure Format (check one):

Yes          No  X
               ------
                        This Report Consists of 17 Pages

                              CERPROBE CORPORATION
                              --------------------

                                     (INDEX)

                                                                     Page Number
                                                                     -----------

Part I.

         Financial Information

         Condensed Consolidated Balance Sheets -
           at March, 31 1996 and December 31, 1995                         3

         Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 1996 and March 31,1995             4

         Condensed Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 1996, and March 31, 1995                        5

         Notes To Financial Statements                                     6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            11


Part II

         Other Information                                                16

                              CERPROBE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31                 December 31
                               ASSETS                                      1996                       1995
                               ------
                                                                     -----------------          -----------------
                                                                       (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                 $9,036,839                   $263,681
 Accounts receivable, net of allowances for
  doubtful accounts (Notes B & F)                                           6,064,746                  4,377,041
 Inventories (Notes C & F)                                                  3,161,909                  2,802,081
 Prepaid expenses                                                              22,221                    111,673
 Income taxes receivable                                                      163,464                    163,464
 Deferred income taxes                                                        135,134                    270,599
                                                                     -----------------          -----------------
TOTAL CURRENT ASSETS                                                       18,584,313                  7,988,539
                                                                     -----------------          -----------------

PROPERTY AND EQUIPMENT, net  (Notes D and G)                                5,890,909                  4,667,786

GOODWILL, net of amortization                                               1,857,072                  1,923,396

PATENTS AND TECHNOLOGY, net of amortization                                    68,405                     74,013

OTHER ASSETS                                                                  183,169                    313,716
                                                                     -----------------          -----------------
           TOTAL ASSETS                                                   $26,583,868                $14,967,450
                                                                     =================          =================

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                          $1,679,687                 $1,499,853
 Accrued expenses (Note E)                                                  1,787,967                    788,599
 Convertible subordinated debentures                                          485,000                    595,000
 Current portion of notes payable (Note G)                                    118,725                    123,743
 Current portion of capital leases (Note G)                                   199,022                    209,885
                                                                     -----------------          -----------------
          TOTAL CURRENT LIABILITIES                                         4,270,401                  3,217,080
                                                                     -----------------          -----------------

Notes payable, less current portion                                           377,354                    408,376
Capital leases, less current portion                                          527,056                    572,830
Deferred income taxes                                                          66,123                     66,123
Other liabilities                                                              32,443                     46,801
                                                                     -----------------          -----------------
          TOTAL LIABILITIES                                                 5,273,377                  4,311,210
                                                                     -----------------          -----------------

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.05 per share:
  Authorized, 10,000,000 shares;
  Issued and outstanding 9,780,000 shares at March 31, 1996                   489,000                          -
 Common stock, par value $.05 per share:
  Authorized, 10,000,000 shares;
  Issued and outstanding 4,295,960 and 4,095,851                              214,799                    204,792
  Additional paid-in-capital                                               16,377,387                  7,239,410
  Retained earnings                                                         4,447,324                  3,466,464
  Unearned compensation                                                      (191,487)                  (241,872)
  Foreign currency translation adjustment                                     (26,532)                   (12,554)
                                                                     -----------------          -----------------
TOTAL STOCKHOLDERS' EQUITY                                                 21,310,491                 10,656,240
                                                                     -----------------          -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $26,583,868                $14,967,450
                                                                     =================          =================

                              CERPROBE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended March 31
                                                        ---------------------------------------
                                                             1996                   1995
                                                        ----------------       ----------------
NET SALES                                                    $9,699,939             $4,962,665

COST OF GOODS SOLD                                            5,172,951              2,690,801
                                                        ----------------       ----------------

GROSS MARGIN                                                  4,526,988              2,271,864
                                                        ----------------       ----------------

EXPENSES:
 Engineering and product development                            102,684                121,137
 Selling, general and administrative                          2,607,938              1,149,423
                                                        ----------------       ----------------

                                                              2,710,622              1,270,560
                                                        ----------------       ----------------

OPERATING INCOME                                              1,816,366              1,001,304
                                                        ----------------       ----------------

OTHER REVENUE AND (EXPENSES):
 Interest expense                                               (58,856)               (36,468)
 Other income                                                   100,350                 62,899
                                                        ----------------       ----------------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                                       1,857,860              1,027,735

MINORITY INTEREST                                                25,361                      0
PROVISION FOR INCOME TAXES                                      877,000                463,000
                                                        ----------------       ----------------

NET INCOME                                                    1,006,221                564,735
                                                        ================       ================


NET INCOME PER COMMON EQUIVALENT SHARE

PRIMARY:
  NET INCOME PER SHARE                                            $0.23                  $0.16
                                                        ================       ================
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                           4,461,734              3,446,342
                                                        ================       ================

FULLY DILUTED:
  NET INCOME PER SHARE                                            $0.18                  $0.14
                                                        ================       ================
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                           5,645,349              4,041,342
                                                        ================       ================

                              CERPROBE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Three months ended March 31
                                                                               -------------------------------------

                                                                                    1996                 1995
                                                                               ----------------     ----------------
OPERATING ACTIVITIES:
     Net income before minority interest                                            $1,006,221             $564,735
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                  404,138              149,485
        Tax benefit from stock options exercised                                             0                6,500
        Deferred income taxes                                                          135,465               24,680
        Provision for losses on accounts receivable                                      3,000                3,000
        Provision for obsolete inventory                                                10,000                7,000
        Compensation expense                                                            32,753                    0
        Loss applicable to minority interest                                           (25,361)                   0
     Changes in operating assets and liabilities:
        Accounts receivable                                                         (1,690,705)            (269,939)
        Inventories                                                                   (369,828)            (138,940)
        Prepaid expenses and other assets                                              219,999             (436,297)
        Accounts payable and other accrued expenses                                    437,666              342,035
        Accrued income taxes                                                           741,536               36,364
        Other liabilities                                                              (14,358)              99,042
                                                                               ----------------     ----------------
            Net cash provided by operating activities                                  890,526              387,665
                                                                               ----------------     ----------------

INVESTING ACTIVITIES:
     Capital expenditures                                                           (1,555,329)            (159,599)
                                                                               ----------------     ----------------

FINANCING ACTIVITIES:
     Principal payments on notes payable and capital leases                           (92,677)              (24,959)
     Net proceeds from issuance of preferred stock                                   9,400,000                    0
     Net proceeds from issuance of common stock                                        144,616                    0
                                                                               ----------------     ----------------
            Net cash provided by (used in) financing activities                      9,451,939              (24,959)
                                                                               ----------------     ----------------

EFFECT OF EXCHANGE RATES ON CASH                                                       (13,978)               2,092

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            8,773,158              205,199
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         263,681              738,319
                                                                               ----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $9,036,839             $943,518
                                                                               ================     ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Conversion of subordinated debentures to common stock                            $110,000                    0
                                                                               ================     ================

                                                                               ================     ================
     Conversion of preferred stock to common stock                                     $11,000                    0
                                                                               ================     ================

                                                                               ================     ================
     Property acquired under capital leases and issuance of notes payable                   $0              $95,200
                                                                               ================     ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION :
     Interest paid                                                                     $33,617              $29,935
                                                                               ================     ================
     Income taxes paid                                                                      $0             $395,456
                                                                               ================     ================

                              CERPROBE CORPORATION
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 1996
                                 --------------

A.       NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
         ----------------------------------------

         The balance sheet as of March 31, 1996, the statements of operations for the three month periods ended March 31, 1996 and March 31, 1995, and the statements of cash flows for the three month periods ended March 31, 1996 and March 31, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 10KSB. The results of operations of the interim periods are not necessarily indicative of the results to be obtained for the entire year.

         On April 25, 1996, the Company opened a full-service manufacturing plant in Singapore which operates under the name Cerprobe Singapore PTE. LTD. The Company holds a majority interest in Cerprobe Asia PTE. LTD., which is a joint venture with several Asian investors.

B.       ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------

         The allowance for doubtful accounts at March 31, 1996 and December 31, 1995 was $176,000 and $173,000, respectively.

C.       INVENTORIES
         -----------

         Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and consist of the following:

                                                March 31,          December 31,
                                                  1996                 1995
         Raw Materials                         $2,125,563            $1,655,974
         Work-In-Process                        1,129,346            $1,229,107
         Reserve for Obsolete Inventory           (93,000)              (83,000)
                                               ----------            ----------
                  Total                        $3,161,909            $2,802,081
                                               ==========            ==========

D.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and Equipment consist of the following:

                                                                       March 31,                 December 31,
                                                                          1996                       1995
                                                                  ---------------------     -----------------------

           Manufacturing tools and equipment                           $     5,723,942             $     4,825,724
           Office furniture and equipment                                    2,077,609                   1,722,312
           Leasehold improvements                                              830,549                     759,843
           Construction in progress                                            619,803                     398,838
           Computer software                                                    39,775                      39,775
           Accumulated depreciation and amortization                        (3,400,769)                 (3,078,706)
                                                                  --------------------      ----------------------
                                                                       $     5,890,909             $     4,667,786
                                                                  ====================      ======================

E.         ACCRUED EXPENSES
           ----------------
           Accrued expenses consist of the following:

                                                                      March 31,                   December 31,
                                                                         1996                         1995
                                                                 --------------------        ---------------------
           Accrued payroll and related taxes                             $     834,796               $     482,866
           Accrued income taxes                                                741,536                           -
           Other accrued expenses                                              211,635                     305,733
                                                                  --------------------        --------------------
                                                                          $  1,787,967               $     788,599
                                                                  ====================        ====================

F.       NOTES PAYABLE
         -------------

         On April 30, 1996, Cerprobe Corporation (the "Company") signed a Loan Agreement with First Interstate Bank. The Loan Agreement provides up to $3,000,000 in revolving credit for accounts receivable financing and inventory.

         The revolving credit agreement expires April 28, 1997. The revolving credit agreement has a negative pledge agreement on all accounts receivable, inventories, unpledged equipment, and real estate. The non-use fee under the line of credit is .125% of the unused portion, calculated per annum. At March 31, 1996, there was no amount outstanding under this agreement.

         The interest rate under the revolving credit agreement will be the lower of First Interstate Bank's prime rate, which was 8.25% at March 31, 1996, or LIBOR (London Interbank Rate). The LIBOR rate was 8.00% at March 31, 1996.

         On April 3, 1995, due to the acquisition of Fresh Test Technology Corporation ("Fresh Test"), the Company acquired three notes payable. One note is for an exclusive license for probe card technology which provides for monthly payments of $2,500 per month. This note was paid in full on March 14, 1996. The other notes were payable to a former officer and director of Fresh Test. These two notes were paid in full on July 17, 1995.

G.       LONG-TERM DEBT AND COMMITMENTS
         ------------------------------

         In March and April 1991, the Company issued $1,000,000 in aggregate principal amount of Convertible Subordinated Debentures. The Debentures are convertible into shares of the Company's Common Stock at a conversion price equal to $1.00 per share, subject to adjustment. To assist the Company in meeting the minimum stockholders' equity requirement for listing on Nasdaq, certain holders of the Debentures agreed to convert $360,000 in principal amount of the Debentures into 360,000 shares of the Company's Common Stock in October 1992. On September 3, 1993, $5,000 in principal amount of the Debentures was converted into 5,000 shares of the Company's Common Stock. On September 21, 1994, an additional $40,000 in principal amount of the Debentures was converted into 40,000 shares of the Company's Common Stock. On February 23, 1996, an additional $10,000 in principal amount of the Debentures was converted into 10,000 shares of the Company's Common Stock. On March 29, 1996, an additional $100,000 in principal amount of the Debentures was converted into 100,000 shares of the Company's Common Stock. Accordingly, $485,000 in principal amount of the Debentures was outstanding at March 31, 1996, all of which is due in December 1996 ($480,000 of which bears interest at 12 1/2% and $5,000 of which bears interest at 25%, payable semi-annually in June and December of each year). The proceeds from the sale of the Debentures were used by the Company to refinance $440,000 of short term indebtedness, purchase capital equipment, and provide additional working capital.

         In June 1994, the Company signed a Lease Agreement with First Interstate Bank of Arizona ("First Interstate"). The agreement provides up to $2,000,000 on open credit for a term of 11 months for equipment leasing. In accordance with this agreement, on March 15, 1995, the Company leased various manufacturing equipment with an aggregate cost of $95,200 from First Interstate. The interest rate for this lease is 9.18%. On March 31, 1996, the long term portion of this lease was $61,789. In addition, on April 11, 1995, the Company leased additional manufacturing equipment with an aggregate cost of $171,255 from First Interstate purchased under a second lease. The interest rate for the second lease is 8.96%. The long term portion of the second lease was $113,982 on March 31, 1996.

         In June 1995, the Company renewed the Lease Agreement with First Interstate. The new agreement provides up to $1,000,000 on open credit for a term of 11 months for equipment leasing. In accordance with this agreement, on July 24, 1995, the Company leased various equipment with an aggregate cost of $281,157 from First Interstate. The interest rate on this lease is 7.54%. On March 31, 1996, the long term portion of this lease was $200,207.

         In August 1994, the Company signed a Lease Agreement with PFC, Inc. The agreement provides up to $1,000,000 on open credit for a term of 11 months for equipment leasing. The interest rate is 8.777%. In accordance with this agreement, on August 9, 1994, the Company leased various manufacturing equipment with an aggregate cost of $190,233 from PFC, Inc. On March 31, 1996, the long term portion of the PFC, Inc. lease was $100,198.

         On December 27, 1995, the Company signed an agreement with Zions Credit Corporation to finance various manufacturing equipment with an aggregate cost of $533,823. On March 31, 1996, the long term portion of this note was $375,803.

         On September 17, 1995 the Company signed a sublease for a portion of the Santa Clara, California facility to Advanced Point Corporation. The sublease is for four years and nine months commencing October 1, 1995 and ending July 31, 2002. On September 19, 1995, the Company signed a sublease for the remaining portion of the Santa Clara facility to Silicon Electronics Inc. The sublease is for two years and one month commencing on October 1, 1995 and ending November 30, 1997.

         On July 18, 1995, the Company signed a new building lease for the San Jose, California facility for seven years and one month commencing on August 1, 1995, and ending on August 30, 2002. The Company moved the Santa Clara facility to San Jose, California in September of 1995.

         On June 30, 1995, the Company signed a new building lease for the Westboro, Massachusetts facility for five years commencing on July 1, 1995 and ending June 30, 2000.

         On June 29, 1995, the Company signed a month-to-month lease for the Colorado customer service office. The lease provides that either the landlord or the tenant, without cause or approval of the other party, may terminate this lease upon 30 days written notice. This lease was terminated on April 30, 1996.

         On June 23, 1995, the Company signed a letter of intent to lease the building for the Singapore facility for three years commencing on September 3, 1995 and ending on September 2, 1998.

         On April 15, 1996, the Company signed a month to month lease on the Oregon customer service office. The lease provides that either the landlord or the tenant, without cause or approval of the other party, may terminate this lease upon 30 days written notice.

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

         Convertible Preferred Stock

         On January 18, 1996, the Company issued 10,000,000 shares of Convertible Preferred Stock for $10,000,000. Net proceeds from the private placement, after deducting expenses, were $9,400,000. The Preferred Stock is convertible into Common Stock at the option of the holder in increments of 25% of the shares held by the holder beginning March 3, 1996 through June 1, 1996. Automatic conversion occurs at the end of two years. The Preferred Stock converts at the lesser of 110% of the fixed strike price of $16.55 or 90% of the average five day closing price prior to the conversion date. The Company may call the Preferred Stock at any time in minimum amounts of $2,000,000 at a price of 125% of par beginning July 18, 1996 or upon a merger, buyout or acquisition.

         Additionally, the Company issued 52,000 Common Stock warrants on January 18,1996, which are exercisable at the fixed strike price of $16.55 and expire in four years.

         During March 1996, 220,000 shares of Preferred Stock were converted into 17,655 shares of Common Stock. During April 1996, 380,000 shares of Preferred Stock were converted into 28,876 shares of Common Stock. On May 2, 1996, 120,000 shares of Preferred Stock were converted into 9,097 shares of Common Stock. Accordingly, 9,280,000 shares of Preferred Stock were outstanding at May 10, 1996.

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

H.       PRO FORMA DATA - FRESH TEST TECHNOLOGY ACQUISITION
         --------------------------------------------------

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                                 1995
                                                                 ----
         Net sales                                            6,465,823
         Net income                                             706,178
         Primary earnings per share                                 .17
         Fully diluted earnings per share                           .15

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

Cerprobe Corporation designs, manufactures, and markets high performance probing and interface products used in electronic screening and verification of integrated circuits (IC) and hybrid substrates (MCM) for the semiconductor industry. Cerprobe's probe cards generally range from $500 to $10,000, but may cost more depending upon the complexity and performance specifications of the probe cards. Cerprobe's interface assemblies range in price from $1,000 to $65,000. Most probe cards are delivered within one to three weeks of the receipt of a customer's order and appropriate specifications.

Cerprobe was founded in 1976. Following a change in the Company's management team in 1990, the Company has experienced significant internal expansion, with revenues exceeding $26 million in 1995. Cerprobe has doubled its share of the domestic probe card market during the past five years to become a major supplier of probe cards in the United States and on a worldwide basis. The Company took steps in 1994 to expand its presence in the international market by opening a full service manufacturing and repair facility in Scotland to serve Europe. The Scotland facility is now fully operational. In 1995, the Company continued this expansion by opening an office in Singapore pursuant to a joint venture agreement. Management believes that the fastest growing region for the semiconductor industry is Southeast Asia, and plans to continue expanding into this area during 1996.

The Company operates manufacturing facilities in Tempe and Chandler, Arizona; San Jose, California; Austin, Texas; and Westboro, Massachusetts, and maintains sales offices in Beaverton, Oregon; Colorado Springs, Colorado; and Boca Raton, Florida. Product sales are made both by Company employed sales personnel and independent distributors.

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

In order to continue to broaden the Company's product line, the Company has entered into a letter of intent to acquire CompuRoute, Inc. (and certain affiliated companies) ("CompuRoute") located in Richardson, Texas for approximately 920,000 shares of the Company's Common Stock. The letter of intent also provides for the issuance of 75,000 shares of the Company's Common Stock to CompuRoute's largest stockholder in exchange for certain real estate associated with CompuRoute's operations. CompuRoute is a leading designer and fabricator of printed circuit boards and assemblies used in the testing of semiconductors. If completed, the acquisition of CompuRoute would expand the Company's current product line both internally and externally, and increase the Company's distribution network. This transaction is subject to a number of conditions, however, including approval by the stockholders of both companies, and there can be no assurance that it will be completed.

FIRST QUARTER OF 1996 AND 1995 COMPARISONS
- - RESULTS OF OPERATIONS

Net sales for the first quarter of 1996 were $9,699,939, an increase of 95% over net sales for the first quarter of 1995 of $4,962,665. The increase in net sales reflects a continuation of higher order rates for the Company's probe card products and the contribution from the acquisition of Fresh Test.

Gross margin for the first quarter of 1996 was 47% of sales compared to 46% of sales for the comparable period in 1995. The increase in gross margin is primarily a result of the increase in net sales and the positive effect of fixed manufacturing costs being spread over a larger revenue base.

Engineering and product development expenses decreased 15% for the first quarter of 1996 over the first quarter of 1995. This decrease represents a controlled expansion of research and development efforts to pursue the development of new integrated circuit testing systems for the future.

Selling, general and administrative (SG&A) expenses for the first quarter of 1996 were $2,607,938, an increase of 127% compared with $1,149,423 for the comparable period in 1995. The increase in total SG&A expenses resulted primarily from the increase in fixed general and administrative costs due to the Company's continued facility expansion and the acquisition of Fresh Test.

Operating income for the first quarter of 1996 was $1,816,366, an increase of 81% compared to $1,001,304 for the first quarter of 1995. The increase in operating income resulted primarily from the increase in net sales and an increase in the gross margin.

Interest expense for the first quarter of 1996 was $58,856, an increase of 61% over the comparable period in 1995. The increase in interest expense is primarily attributable to the increase in lease equipment financing and the additional debt financing.

Other income for the first quarter of 1996 was $100,350, an increase of 60% over the comparable period in 1995. This increase was primarily due to the interest income earned on cash from a private placement of Preferred Stock that occured in the first quarter of 1996, and also the Company's ability to maximize available vendor discounts.

Income before income taxes and minority interest for the first quarter of 1996 was $1,857,860, an increase of 81% over the comparable period in 1995. Net income for the first quarter of 1996 was $1,006,221, an increase of 78% over the comparable period in 1995. Once again, the increase is primarily due to the increase in net sales and the increase in gross margin.

Cerprobe Singapore PTE. LTD. is in the process of set up, training and the build up of inventory in the first quarter of 1996. Minority interest Cerprobe Asia PTE. LTD. for the first quarter of 1996 was $25,361, which resulted from the loss due to facility start up costs.

The Company has used all of its available loss carryforwards and has begun to feel the full impact of income tax rates. The current estimated income tax rate in the U.S. is 42%; on a consolidated basis, however, it is 47% due to the nondeductible tax loss from the Scotland subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $4,771,459 at December 31, 1995 to $14,313,912 at March 31, 1996. The current ratio increased from 2.5 to 1 at December 31, 1995 to 4.3 to 1 at March 31, 1996, primarily as a result of an increase in accounts payable and other accrued expenses and the cash received from the private placement of Preferred Stock.

On April 30, 1996, the Company renewed a Loan Agreement with First Interstate Bank of Arizona. First Interstate's Loan Agreement provides up to $3,000,000 in revolving credit for accounts receivable financing. The interest rate on the revolving credit agreement is equal to the lower of First Interstate's prime rate or LIBOR.

The Company entered into an equipment financing arrangement with Norwest Equipment Finance in May 1993. The Company has leased equipment valued at $160,798 for a term of 36 months. The interest rate is 7.785%. At the end of the lease term, the Company may purchase the equipment for $1.00.

The Company entered into an equipment financing arrangement with First Interstate in June 1994. On March 15, 1995, the Company leased equipment valued at $95,200 for a term of 60 months. The interest rate is 9.18%. At the end of the lease term, the Company may purchase the equipment for $1.00. On June 12, 1995, the Company renewed the Lease Agreement with First Interstate. The Company leased additional equipment valued at $281,158 for a term of 60 months, with an interest rate of 7.54%. At the end of the lease term, the Company may purchase the equipment for $1.00.

The Company entered into an equipment financing arrangement with PFC, Inc. in August 1994. The Company leased equipment valued at $190,233 for a term of 60 months. The interest rate is 8.777%. At the end of the lease term, the Company may purchase the equipment for $1.00.

On July 7, 1994, Cerprobe Europe Ltd. signed a month-to-month building lease for the East Kilbride, Scotland facility. In November 1994, the Company approved a formal lease for five years commencing on August 28, 1994 and ending August 27, 1999. The lease provides that unless the tenant gives a six week notice prior to the end of the term, the lease will continue to run year to year.

In 1994, the Company received a grant from Locate in Scotland, an economic development agency of the British government. The Company has already met 2 of the 3 tiers with respect to the grant and has received pound 70,000 (approximately $107,000 at the exchange rate in effect on March 31, 1996). The receipt of the funds pursuant to the grant has helped the Company defray start-up expenses in connection with establishing this facility.

On June 23, 1995, the Company signed a letter of intent to lease the building for its Singapore facility for three years commencing on September 3, 1995 and ending on September 2, 1998.

The Company operates a manufacturing, repair and sales facility at its Singapore location. The Company estimates that up to $400,000 will be used to acquire necessary equipment and to modify the facility to meet the Company's specifications.

The coverage ratio of total debt to net worth was .40 at December 31, 1995 compared to .25 at March 31, 1996. This decrease indicates longer term financial security and a greater flexibility to borrow in the future. The Company believes that its existing line of credit and lease line combined with cash generated from operations will be sufficient to meet the Company's currently anticipated cash requirements for at least the next twelve months.

                           PART II - OTHER INFORMATION

Item 1            Legal Proceedings
                  a.       None

Item 2            Changes in Securities
                  a.       None

Item 3            Defaults on Senior Securities
                  a.       None

Item 4            Submission of Matters to Vote of Security Holders
                  a.       None

Item 5            Other Information
                  a.       On  March  31,  1996,  Robert  Bench   tendered   his
                           resignation as Chief Financial Officer.

Item 6            Exhibits and Reports on Form 8K
                  a.       Exhibits required by Item 601 of Regulation S-B
                           10(a)    Loan Agreement between the Company and First
                                    Interstate Bank  of  Arizona, NA dated April
                                    27, 1996 and related Promissory Note.
                           10(b)    Lease  Agreement  between  the  Company  and
                                    Shared Secretarial Service Inc. dated  April
                                    19, 1996.
                           27       Financial Data Schedule.

                  b.       Reports on Form 8-K
                           5 Form 8K, filed on January 18, 1996, to report the placement of $10 million in convertible preferred stock to a group of institutional investors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CERPROBE CORPORATION


                                             /s/ C. Zane Close
                                            ---------------------------------
                                            C. Zane Close
                                            President, Chief Executive Officer

May 13, 1996