Form 10QSB
period 1996-06-30
CERPROBE CORP
filed 1996-08-14
CIK 725259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB
     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                       For the Quarter Ended June 30, 1996
                                            ---------------

                         Commission File Number 0-11370
                                               ----------
                              CERPROBE CORPORATION
                              --------------------
                    (Name of Issuer Specified in Its Charter)

           Delaware                                              86-0312814
- -------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

600 South Rockford Drive, Tempe, Arizona                                 85281
- ----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (602) 967-7885
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X         No
    ----------      ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                          OUTSTANDING AS OF AUGUST 12, 1996
- -----                                          ---------------------------------

Common                                                        4,544,922
Par value $.05 per share

Traditional Small Business Disclosure Format (check one):

Yes               No    X
   ----------       ----------

                              CERPROBE CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                TABLE OF CONTENTS





                         PART I - FINANCIAL INFORMATION

ITEM  1.
               Condensed Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995............................3

               Condensed Consolidated Statements of Income -
               Three and Six Months Ended June 30, 1996 and 1995..............4

               Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1996 and 1995........................5

               Notes to Condensed Consolidated Financial Statements...........6

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................10


                           PART II - OTHER INFORMATION

ITEM  5.       OTHER INFORMATION.............................................15

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K..............................15

SIGNATURES...................................................................16

                              CERPROBE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,                 December 31,
                                                                           1996                       1995
                                                                     -----------------          -----------------
                                                                       (unaudited)
                              ASSETS
                              ------
CURRENT ASSETS:
 Cash and cash equivalents                                                 $6,868,236                   $263,681
 Marketable Securities (Note B)                                             2,279,188                          0
 Accounts receivable, net of allowances for
  doubtful accounts (Note C )                                               5,847,963                  4,377,041
 Inventories (Note D)                                                       3,401,210                  2,802,081
 Prepaid expenses                                                             (39,568)                   111,673
 Income taxes receivable                                                      163,464                    163,464
 Deferred income taxes                                                        159,134                    270,599
                                                                     -----------------          -----------------
TOTAL CURRENT ASSETS                                                       18,679,627                  7,988,539
                                                                     -----------------          -----------------

PROPERTY AND EQUIPMENT, net  (Notes E & H)                                  6,046,711                  4,667,786

GOODWILL, net of amortization                                               1,790,748                  1,923,396

PATENTS AND TECHNOLOGY, net of amortization                                    64,129                     74,013

OTHER ASSETS                                                                  277,350                    313,716
                                                                     -----------------          -----------------
           TOTAL ASSETS                                                   $26,858,565                $14,967,450
                                                                     =================          =================

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                            $962,888                 $1,499,853
 Accrued expenses (Note F)                                                  1,393,923                    788,599
 Convertible subordinated debentures                                          485,000                    595,000
 Current portion of notes payable (Note G)                                    121,330                    123,743
 Current portion of capital leases (Note H)                                   188,526                    209,885
                                                                     -----------------          -----------------
          TOTAL CURRENT LIABILITIES                                         3,151,667                  3,217,080
                                                                     -----------------          -----------------

Notes payable, less current portion                                           345,660                    408,376
Capital leases, less current portion                                          480,996                    572,830
Deferred income taxes                                                          66,123                     66,123
Other liabilities                                                              53,797                     46,801
                                                                     -----------------          -----------------
          TOTAL LIABILITIES                                                 4,098,243                  4,311,210
                                                                     -----------------          -----------------

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.05 per share:
  Authorized, 10,000,000 shares;
  Issued and outstanding 8,720,000 shares at June 30, 1996                    436,000                          0
 Common stock, par value $.05 per share:
  Authorized, 10,000,000 shares;
  Issued and outstanding 4,420,008 and 4,095,851
     shares at June 30, 1996 and December 31, 1995                            221,002                    204,792
  Additional paid-in-capital                                               16,958,396                  7,239,410
  Retained earnings                                                         5,271,661                  3,466,464
  Unearned compensation                                                      (141,096)                  (241,872)
  Foreign currency translation adjustment                                      14,359                    (12,554)
                                                                     -----------------          -----------------
TOTAL STOCKHOLDERS' EQUITY                                                 22,760,322                 10,656,240
                                                                     -----------------          -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $26,858,565                $14,967,450
                                                                     =================          =================

                             CERPROBE CORPORTATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                   -----------------------------------------------------------------------
                                                        1996              1995                1996               1995
                                                   ---------------   ---------------    ----------------   ---------------
NET SALES                                              $9,659,883        $6,171,529         $19,359,822       $11,134,194

COST OF GOODS SOLD                                      5,174,844         3,148,314          10,347,795         5,839,115
                                                   ---------------   ---------------    ----------------   ---------------

GROSS MARGIN                                            4,485,039         3,023,215           9,012,027         5,295,079
                                                   ---------------   ---------------    ----------------   ---------------

EXPENSES:
 Engineering and product development                      275,583           208,186             378,267           329,323
 Selling, general and administrative                    2,666,893         1,763,010           5,274,831         2,912,433
                                                   ---------------   ---------------    ----------------   ---------------

                                                        2,942,476         1,971,196           5,653,098         3,241,756
                                                   ---------------   ---------------    ----------------   ---------------

OPERATING INCOME                                        1,542,563         1,052,019           3,358,929         2,053,323
                                                   ---------------   ---------------    ----------------   ---------------

OTHER REVENUE AND (EXPENSES):
 Interest expense                                         (57,601)          (47,466)           (116,457)          (83,934)
 Interest income                                          108,751            13,369             168,243            25,626
 Other income                                              46,624            38,727              87,482            89,369
                                                   ---------------   ---------------    ----------------   ---------------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                                 1,640,337         1,056,649           3,498,197         2,084,384

MINORITY INTEREST                                          36,927                 0              62,288                 0
PROVISION FOR INCOME TAXES                                816,000           442,000           1,693,000           905,000
                                                   ---------------   ---------------    ----------------   ---------------

NET INCOME                                               $861,264          $614,649          $1,867,485        $1,179,384
                                                   ===============   ===============    ================   ===============


NET INCOME PER COMMON EQUIVALENT SHARE

PRIMARY:
  NET INCOME PER SHARE                                      $0.18             $0.15               $0.41             $0.31
                                                   ===============   ===============    ================   ===============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                     4,697,664         4,194,089           4,536,889         3,815,297
                                                   ===============   ===============    ================   ===============

FULLY DILUTED:
  NET INCOME PER SHARE                                      $0.15             $0.13               $0.32             $0.26
                                                   ===============   ===============    ================   ===============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                     5,878,399         4,858,662           5,797,680         4,499,737
                                                   ===============   ===============    ================   ===============

                              CERPROBE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 Six months ended June 30,
                                                                                          -------------------------------------
                                                                                                1996                 1995
                                                                                          ----------------     ----------------
OPERATING ACTIVITIES:
     Net income                                                                                $1,867,485           $1,179,384
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                             854,628              167,230
        Gain on sale of fixed assets                                                                    0                6,444
        Tax benefit from stock options exercised                                                  182,000                    0
        Deferred income taxes                                                                     111,465               48,095
        Provision for losses on accounts receivable                                                 2,000               46,000
        Provision for obsolete inventory                                                           31,000               50,000
        Compensation expense                                                                       51,398                    0
        Loss applicable to minority interest                                                      (62,288)                   0
     Changes in operating assets and liabilities:
        Accounts receivable                                                                    (1,472,922)            (322,105)
        Inventories                                                                              (630,129)            (452,893)
        Prepaid expenses and other assets                                                         187,607              (62,671)
        Accounts payable and other accrued expenses                                              (204,403)             167,028
        Accrued income taxes                                                                      272,762             (156,741)
        Other liabilities                                                                           6,996              333,052
                                                                                          ----------------     ----------------
            Net cash provided by operating activities                                           1,197,599            1,002,823
                                                                                          ----------------     ----------------

INVESTING ACTIVITIES:
        Capital expenditures                                                                   (2,091,021)            (573,015)
        Purchase of marketable securities                                                      (2,279,188)                   0
        Cost incurred in Fresh Test Technology acquisition                                              0             (402,865)
        Cash acquired in purchase of Fresh Test Technology                                              0              321,167
        Proceeds from sale of fixed assets                                                              0               43,613
                                                                                          ----------------     ----------------
            Net cash used in investing activities                                              (4,370,209)            (611,100)
                                                                                          ----------------     ----------------

FINANCING ACTIVITIES:
     Principal payments on notes payable and capital leases                                      (178,322)             (95,582)
     Net proceeds from issuance of convertible preferred stock                                  9,400,000                    0
     Net proceeds from issuance of common stock                                                   528,574               77,438
                                                                                          ----------------     ----------------
            Net cash provided by (used in) financing activities                                 9,750,252              (18,144)
                                                                                          ----------------     ----------------

EFFECT OF EXCHANGE RATES ON CASH                                                                   26,913              (11,079)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       6,604,555              362,500
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    263,681              738,319
                                                                                          ----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $6,868,236           $1,100,819
                                                                                          ================     ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Conversion of subordinated debentures to common stock                                       $110,000                    0
                                                                                          ================     ================

     Conversion of convertible preferred stock to common stock                                    $64,000                    0
                                                                                          ================     ================

     Property acquired under capital leases and issuance of notes payable                              $0             $266,455
                                                                                          ================     ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION :
     Interest paid                                                                                $93,833              $69,311
                                                                                          ================     ================
     Income taxes paid                                                                         $1,128,016           $1,060,476
                                                                                          ================     ================
     Issuance of stock for purchase of assets and assumption of
        liabilities of Fresh Test Technology                                                           $0           $2,662,969
                                                                                          ================     ================

                              CERPROBE CORPORATION
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  JUNE 30, 1996
                                  -------------

A.       INTERIM FINANCIAL REPORTING
         ---------------------------

         The balance sheets as of June 30, 1996 and December 31, 1995, the statements of operations for the three and six months ended June 30, 1996 and June 30, 1995, and the statements of cash flows for the six months ended June 30, 1996 and June 30, 1995 have been prepared by Cerprobe Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Form 10-KSB. The results of operations of the interim periods are not necessarily indicative of the results to be obtained for the entire year.

         In late 1995, Cerprobe Corporation formed a wholly owned Singapore subsidiary called Cerprobe Asia Holdings PTE. LTD. Cerprobe Asia Holdings, together with Asian investors, formed a joint venture named Cerprobe Asia PTE. LTD. Cerprobe Asia Holdings is a 70% owner of Cerprobe Asia PTE. LTD. Subsequently, Cerprobe Asia PTE. LTD created a wholly owned subsidiary to develop and operate a full service sales and manufacturing plant, which operates under the name Cerprobe Singapore PTE. LTD. All activities that are related to the above Asian Companies will, henceforth, be referred to as "Asian Operations."

B.       MARKETABLE SECURITIES
         ---------------------

         Marketable securities consist of a US Treasury Note for $2,279,188 at 6 3/8%, maturing on July 15, 1999. This balance is stated at cost, which approximates fair market value.


C.       ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------

         The allowance for doubtful accounts at June 30, 1996 and December 31, 1995 were $175,000 and $173,000, respectively.

D.       INVENTORIES
         -----------

         Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and consist of the following:

                                                  June 30,         December 31,
                                                    1996              1995
                                               --------------     ------------
         Raw materials                         $    2,343,608     $  1,655,974
         Work-in-process                            1,171,602        1,229,107
         Reserve for obsolete inventory              (114,000)         (83,000)
                                               --------------     ------------

                  Total                        $    3,401,210     $  2,802,081
                                               ==============     ============

E.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following:

                                                          June 30,              December 31,
                                                            1996                    1995
                                                     ------------------        --------------

         Manufacturing tools and equipment           $    5,958,304             $  4,825,724
         Office furniture and equipment                   2,254,961                1,722,312
         Leasehold improvements                             859,604                  759,843
         Construction in progress                           711,794                  398,838
         Computer software                                   39,775                   39,775
         Accumulated depreciation and amortization       (3,777,727)              (3,078,706)
                                                     ------------------         ------------
                                                     $    6,046,711             $  4,667,786
                                                     ==================         ============

F.       ACCRUED EXPENSES
         ----------------
         Accrued expenses consist of the following:

                                                          June 30,              December 31,
                                                            1996                    1995
                                                     -----------------          -------------

         Accrued payroll and related taxes           $        827,605           $     482,866
         Accrued income taxes                                 272,762                       -
         Other accrued expenses                               293,556                 305,733
                                                     ------------------         --------------
                                                     $     1,393,923           $      788,599
                                                     ==================        ==============


G.       NOTES PAYABLE
         -------------

         On April 30, 1996, the Company entered into an unsecured $3,000,000 revolving line of credit with First Interstate Bank (now Wells Fargo
         Bank), which expires on April 28, 1997. The non-use fee under the line of credit is .125% of the unused portion, calculated per annum. The interest rate on any amounts borrowed under the revolving credit agreement is the lower of Prime Rate, which was 8.25% at June 30, 1996, or LIBOR (London Interbank Rate), plus 2.25%, which was 7.75% at June 30, 1996. There was no amount outstanding under this agreement at June 30, 1996.

         On April 3, 1995, due to the acquisition of Fresh Test Technology Corporation ("Fresh Test"), the Company acquired three notes payable. One note was related to an exclusive license for probe card technology, which provided for monthly payments of $2,500. This note was paid in full on March 14, 1996. The other notes were payable to a former officer and director of Fresh Test. These two notes were paid in full on July 17, 1995.

H.       LONG-TERM DEBT AND COMMITMENTS
         ------------------------------

         Convertible Subordinated Debentures

         In March and April 1991, the Company issued $1,000,000 in aggregate principal amount of Convertible Subordinated Debentures (the "Debentures"). The Debentures are convertible into shares of the Company's Common Stock at a conversion price equal to $1.00 per share. As of June 30, 1996, $515,000 in principal amount of the Debentures had been converted into 515,000 shares of Common Stock. Accordingly, $485,000 in principal amount of the Debentures was outstanding at June 30, 1996, all of which is due in December 1996 ($480,000 of which bears interest at 12 1/2% and $5,000 of which bears interest at 25%, payable semi-annually in June and December of each year).

         Convertible Preferred Stock

         On January 18, 1996, the Company issued 10,000,000 shares of Convertible Preferred Stock for $10,000,000. Net proceeds, after deducting expenses, were $9,400,000. If a holder does not convert within the first two years, then automatic conversion occurs at the end of the second year. The Convertible Preferred Stock converts at the lesser of 110% of the fixed strike price of $16.55 or 90% of the average five day closing price prior to the conversion date. The Company may call the Convertible Preferred Stock at any time in minimum amounts of $2,000,000 at a price of 125% of par beginning July 18, 1996 or upon a merger, buyout or acquisition.

         Additionally, the Company issued 52,000 common stock warrants on January 18, 1996, which are exercisable at the fixed strike price of $16.55 and expire in four years.

         During the first quarter ended March 31, 1996, 220,000 shares of Convertible Preferred Stock were converted into 17,655 shares of Common Stock. During the second quarter ended June 30, 1996, 1,060,000 shares of Convertible Preferred Stock were converted into 83,300 shares of Common Stock. Accordingly, 8,720,000 shares of Convertible Preferred Stock were outstanding at June 30, 1996.


         Acquisition

         On January 23, 1996, the Company signed a letter of intent to acquire the Stock of CompuRoute, Inc. and its affiliates, a manufacturer of printed circuit boards. This letter of intent contemplated that the Company would issue 995,000 shares of Common Stock to effect the transaction, which, at the time of the letter of intent, was valued at approximately $13,000,000. In May 1996, the President, Founder and Principal Shareholder of CompuRoute, with whom the Company had been negotiating the terms of the proposed acquisition, passed away unexpectedly. Thereafter, the Company and representatives of CompuRoute have continued to discuss the terms of the proposed aquisition, which may differ materially from the terms contemplated by the original letter of intent. This transaction is subject to a number of conditions, including agreement between the Company and CompuRoute on the terms of a proposed acquisition and approval by the shareholders of CompuRoute. There can be no assurance that the Company and CompuRoute will be able to agree on the terms of the proposed acquisition, or that if an agreement is reached, that the agreement will be consummated.

I.       PRO FORMA DATA - FRESH TEST TECHNOLOGY ACQUISITION
         --------------------------------------------------

         The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisition had occurred January 1, 1995.


                                                               Six Months Ended
                                                               ----------------
                                                                 June 30, 1995
                                                                 -------------

                     Net sales                                      12,637,352
                     Net income                                      1,256,310
                     Primary earnings per share                            .26
                     Fully diluted earnings per share                      .23

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

General

Cerprobe designs, manufactures, and markets high performance probing and interface products used in electronic screening and verification of integrated circuits (IC) and hybrid substrates (MCM) for the semiconductor industry. Its probe cards generally range from $500 to $10,000, but may cost more depending upon the complexity and performance specifications of the probe cards.
Cerprobe's interface assemblies range in price from $1,000 to $65,000. The Company has experienced significant growth over the past few years with sales of $14 million in 1994, $26 million in 1995, and $19 million for the first six months of 1996. Approximately $4 million of 1995 sales and $3.7 million of the first six months of 1996 sales, were sales of interface products from the Company's 1995 acquisition of Fresh Test Technology.

The Company operates domestic full service manufacturing and sales facilities in Tempe and Chandler, Arizona; San Jose, California; Austin, Texas; and Westboro, Massachusetts, and maintains sales offices in Beaverton, Oregon; Colorado Springs, Colorado; and Boca Raton, Florida.

In Europe and Asia, Cerprobe markets its products and services its customers through its full service manufacturing and sales facilities in Scotland and Singapore. The Company intends to continue to expand in Southeast Asia as it believes that area is the fastest growing region for the semiconductor industry.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

Net sales for the three months ended June 30, 1996 were $9,659,883 compared to $6,171,529 for the three months ended June 30, 1995, an increase of 57%. The increase in net sales reflects a continuation of higher order rates for the Company's probe card products and the contribution of interface products from the Company's 1995 acquisition of Fresh Test Technology.

Gross margin for the three months ended June 30, 1996 was 46% of sales compared to 49% of sales for the comparable period in 1995. The decrease in gross margin was primarily a result of the change in product mix which includes a higher ratio of interface product sales in the three months ended June 30, 1996.

Engineering and product development expenses for the three months ended June 30, 1996 was $275,583 compared to $208,186 for the three months ended June 30, 1995, an increase of 32%. This increase represents a controlled expansion of research and development efforts to pursue the development of new integrated circuit testing systems for the future.

Selling, general and administrative expenses for the three months ended June 30, 1996 were $2,666,893 compared to $1,763,010 for the three months ended June 30, 1995, an increase of 51%. The increase in selling, general and administrative expenses resulted primarily from increased sales and marketing efforts, and increased fixed general and administrative costs due to the Company's domestic facility expansion and the start-up of Asian Operations.

Operating income for the three months ended June 30, 1996 was $1,542,563 compared to $1,052,019 for the three months ended June 30, 1995, an increase of 47%. The increase in operating income resulted primarily from the increase in net sales as a result of higher order rates.

Interest expense for the three months ended June 30, 1996 was $57,601 compared to $47,466 for the three months ended June 30, 1995, an increase of 21%. The increase in interest expense was primarily attributable to the increase in lease equipment financing.

Interest income for the three months ended June 30, 1996 was $108,751 compared with $13,369 for the three months ended June 30, 1995, an increase of 713%. This increase was primarily due to the interest income earned on the net proceeds from the issuance of Convertible Preferred Stock on January 18, 1996.

Income before income taxes and minority interest for the three months ended June 30, 1996 was $1,640,337 as compared to $1,056,649 for the three months ended June 30, 1995, an increase of 55%. The majority of the increase was due to increased sales reflecting a continuation of higher order rates for the Company's probe card and interface products.

The initial start up phase for the Asian Operations, which included training and build up of inventory, occurred during the first three months of 1996. The minority interest from Asian Operations for the three months ended June 30, 1996 of $36,927 represents the Company's joint venture partner's share (30%) of the loss from Asian Operations.

Net income for the three months ended June 30, 1996 was $861,264 compared to $614,649 for the three months ended June 30, 1995, an increase of 40%. The increase was primarily due to the increase in net sales due to higher order rates.

For the three months ended June 30, 1996, the Company's income tax rate was 49% compared to 42% for the same period 1995. The increase in income tax rate was due to the nondeductability of losses from the Company's European and Asian subsidiaries.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995
- -------------------------------------------------------------------------

Revenues for the six months ended June 30, 1996 were $19,359,822 compared to $11,134,194 for the six months ended June 30, 1995, an increase of 74%. The increase in net sales reflects a continuation of higher order rates for the Company's probe card products and the contribution of interface products from the Company's 1995 acquisition of Fresh Test Technology.

Gross margin for the six months ended June 30, 1996 was 47% of sales compared to 48% of sales for the comparable period in 1995. The decrease in gross margin is primarily a result of a change in product mix to include a higher ratio of interface product sales.

Engineering and product development expenses for the six months ended June 30, 1996 were $378,267 compared to $329,323 for the six months ended June 30, 1995, an increase of 15%.

This increase represents a controlled expansion of research and development efforts to pursue the development of new integrated circuit testing systems for the future.

Selling, general and administrative expenses for the six months ended June 30, 1996 were $5,274,831 compared to $2,912,433 for the six months ended June 30, 1995, an increase of 81%. The increase in selling, general and administrative expenses resulted primarily from increased sales and marketing efforts, increased fixed general and administrative costs due to the Company's domestic facility expansion and the start-up of Asian Operations.

Operating income for the six months ended June 30, 1996 was $3,358,929 compared to $2,053,323 for the six months ended June 30, 1995, an increase of 64%. The increase in operating income resulted primarily from the increase in net sales as a result of higher order rates.

Interest expense for the six months ended June 30, 1996 was $116,457 compared to $83,934 for the six months ended June 30, 1995, an increase of 39%. The increase in interest expense is primarily attributable to the increase in lease equipment financing.

Interest income for the six months ended June 30, 1996 was $168,243 compared to $25,626 for the six months ended June 30, 1995, an increase of 557%. This increase was primarily due to the interest income earned on the net proceeds from the issuance of Convertible Preferred Stock on January 18, 1996.

Income before income taxes and minority interest for the six months ended June 30, 1996 was $3,498,197 compared to $2,084,384 for the comparable period in 1995, an increase of 68%. The majority of the increase was due to an increase in sales which reflects a continuation of higher order rates for the Company's probe card and interface products.

For the six months ended June 30, 1996, the Asian Operations was in its initial start up phase which included training and build up of inventory. The minority interest from Asian Operations for the six months ended June 30, 1996 of $62,288 represents the Company's joint venture partner's share (30%) of the loss from Asian Operations.

Net income for the six months ended June 30, 1996 was $1,867,485 compared to $1,179,384 for the comparable period in 1995, an increase of 58%. The increase was primarily due to the increase in net sales.

For the six months ended June 30, 1996, the Company's income tax rate was 48% compared to 43% for the same period in 1995. The increase in income tax rate was due to the nondeductability of losses from the Company's European and Asian subsidiaries.

Liquidity and Capital Resources

The Company has financed its operations and capital requirements primarily through cash flow from operations, equipment lease financing arrangements, and sales of equity securities. In January 1996, the Company completed a private placement of Convertible Preferred Stock which raised net proceeds of $9,400,000 to fund its domestic and international expansion as well as acquisitions of other companies and/or technologies. At June 30, 1996, cash and marketable securities were $9,147,424, compared to $263,681 as of December 31, 1995.

During the six months ended June 30, 1996, the Company generated $1,197,599 in cash flow from operations. Accounts receivable increased $1,472,922, or 34%, to $5,847,963 primarily due to the 19% increase in net revenues for the three months ended June 30, 1996 compared to the three months ended December 31, 1995, as well as the timing of the shipments during the respective quarters.
Inventories increased $630,129, or 21%, to $3,401,210 at June 30, 1996, to support the higher production levels related to the continuing year-over-year increase in net revenues. Both accounts receivable days sales outstanding and inventory turns improved during the six months ended June 30, 1996 compared to the fiscal year ended December 31, 1995. Other current assets decreased $262,706, or 48%, to $283,030 at June 30, 1996 compared to December 31, 1995, primarily due to a decrease in prepaid insurance, various deposit balances, and a $111,465 decrease in deferred income taxes.

Accounts payable and accrued expenses increased $68,359 from December 31, 1995, or 3%, to $2,356,811. At June 30, 1996, other current liabilities decreased $133,772, or 14%, to $794,856, reflecting a general reduction in Company debt.

Working capital increased $10,756,501, or 225%, to $15,527,960 from December 31, 1995 to June 30, 1996 primarily as a result of the net proceeds from the private placement of the Convertible Preferred Stock. Similarly, the current ratio increased from 2.5 to 1 at December 31, 1995 to 5.9 to 1 at June 30, 1996.

The Company increased its investment in property, plant, and equipment during the six months ended June 30, 1996 by $2,091,021, or 27%, to $9,824,438, in order to expand capacity to meet customer demand for its products. These capital expenditures were funded from cash flow from operations and proceeds from the private placement of the Convertible Preferred Stock. Long term debt, comprised of notes payable and capital leases, decreased $154,550, or 16%, to $826,656.

On January 23, 1996, the Company signed a letter of intent to acquire the Stock of CompuRoute, Inc. and its affiliates, a manufacturer of printed circuit boards. This letter of intent contemplated that the Company would issue 995,000 shares of Common Stock to effect the transaction, which, at the time of the letter of intent, was valued at approximately $13,000,000. In May 1996, the President, Founder and Principal Shareholder of CompuRoute, with whom the Company had been negotiating the terms of the proposed acquisition, passed away unexpectedly. Thereafter, the Company and representatives of CompuRoute have continued to discuss the terms of the proposed aquisition, which may differ materially from the terms contemplated by the original letter of intent. This transaction is subject to a number of conditions, including agreement between the Company and CompuRoute on the terms of a proposed acquisition and approval by the shareholders of CompuRoute. There can be no assurance that the Company and CompuRoute will be able to agree on the terms of the proposed acquisition, or that if an agreement is reached, that the agreement will be consummated.

The Company is involved in negotiations related to a long-term lease of a combined corporate headquarters and Arizona manufacturing facility which the Company anticipates will be constructed over an eight month period beginning in August or September 1996. The Company would be the sole tenant of the approximately 83,000 square foot facility, which would permit the Company to consolidate all of its Arizona activities.

In April 1996, the Company entered into a $3,000,000 unsecured revolving line of credit, which matures April 28, 1997, with its primary lender, First Interstate Bank of Arizona (now Wells Fargo Bank). Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly, at the Bank's prime lending rate, or as LIBOR Rate Advances which bear interest at 225 basis points in excess of the LIBOR Base Rate. At June 30, 1996, no borrowings were outstanding under this credit facility.

If the remaining holders of the Convertible Preferred Stock elect to convert their shares into shares of Common Stock based on the current market price of the Company's Common Stock, the Company would be required to issue more than 800,000 shares of Common Stock. To insure compliance with Nasdaq National Market rules requiring shareholder approval of issuances of Common Stock representing greater than 20% of all shares outstanding, the Company has the right to redeem any shares of Convertible Preferred Stock that, if converted, would result in the issuance of more than 800,000 shares of Common Stock. In such event, the Company may redeem those shares of Convertible Preferred Stock for cash in an amount determined by a formula based on the current market price of the Company's Common Stock. If the holders of all outstanding shares of Convertible Preferred Stock had elected to convert their shares on August 12, 1996, the Company estimates that it would have been required to pay approximately $3,000,000 to have redeemed all shares of Convertible Preferred Stock that, if converted, would have resulted in the issuance of more than 800,000 shares of Common Stock. Based on the formula referred to above, the amount of cash required to redeem any shares of Convertible Preferred Stock will increase if the price of the Company's Common Stock decreases, and will decrease, possibly to zero, if the price of the Company's Common Stock increases.

The Company believes that its capital, together with loan commitments described above and anticipated cash flow from operations, will provide adequate sources to fund operations in the near term. The Company anticipates that any additional cash requirements as the result of operations or capital expenditures will be financed through cash flow from operations, by borrowing from the Company's primary lender, or by lease financing arrangements.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

Statements in this report regarding the expansion of the Company's operations in Southeast Asia and adequacy of sources of capital are forward looking statements. Words such as "expects", "intends", "believes", "anticipates" and "will likely" also identify forward looking statements. Actual results, however, could differ materially from those anticipated for a number of reasons, including increased competition in Southeast Asia, a downturn in the market for semiconductors, increases in interest rates, foreign currency fluctuations, and other unanticipated factors. Risk factors, cautionary statements, and other conditions that could cause actual results to differ are contained in the Company's SEC filings, its press release dated July 22, 1996 and the Company's Annual Report on Form 10-KSB.

         PART II - OTHER INFORMATION


Item 5   Other Information
         a. On June 17, 1996, Randal L. Buness assumed the responsibilities of Chief Financial Officer.

Item 6   Exhibits and Reports on Form 8-K
         a.   Exhibit 11. Statement regarding computation of per share earnings.

         b.   Exhibit 27. Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CERPROBE CORPORATION



                                         /s/ C. Zane Close
                                         ------------------------
                                         C. Zane Close
                                         President and Chief Executive Officer

August 14, 1996