Form 10QSB
period 1996-09-30
CERPROBE CORP
filed 1996-11-07
CIK 725259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB
               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                    For the Quarter Ended September 30, 1996
                                          ------------------

                         Commission File Number 0-11370

                              CERPROBE CORPORATION
                              --------------------
                    (Name of Issuer Specified in Its Charter)

              Delaware                                       86-0312814
   -------------------------------                      ----------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                      Identification Number)

600 South Rockford Drive, Tempe, Arizona                         85281
----------------------------------------                      ----------
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

 Yes  X           No
    -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                       OUTSTANDING AS OF NOVEMBER 1, 1996
-----                                       ----------------------------------

Common                                                  5,037,821
Par value $.05 per share

Traditional Small Business Disclosure Format (check one):

Yes               No   X
   -----             -----

                              CERPROBE CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS





                         PART I - FINANCIAL INFORMATION

ITEM  1.
         Condensed Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995 .........................    3

         Condensed Consolidated Statements of Income -
         Three and Nine Months Ended September 30, 1996 and 1995 ..........    4

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995 ....................    5

         Notes to Condensed Consolidated Financial Statements .............    6

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....................   11


                          PART II - OTHER INFORMATION

ITEM  4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ................   16

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K .................................   17

SIGNATURES ................................................................   18

                                  CERPROBE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,  December 31,
                             ASSETS                             1996           1995
                             ------                         ------------   ------------
                                                            (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                  $  7,232,995   $    263,681
 Marketable securities (Note B)                                2,260,063              0
 Accounts receivable, net (Note C)                             5,169,219      4,377,041
 Inventories (Note D)                                          3,811,354      2,802,081
 Prepaid expenses                                                138,245        111,673
 Income taxes receivable                                         364,116        163,464
 Deferred income taxes                                           336,598        270,599
                                                            ------------   ------------
TOTAL CURRENT ASSETS                                          19,312,590      7,988,539
                                                            ------------   ------------

PROPERTY AND EQUIPMENT, net  (Notes E & I)                     6,681,928      4,667,786

GOODWILL & INTANGIBLES, net                                    1,734,424      1,923,396

PATENTS AND TECHNOLOGY, net                                       59,854         74,013

OTHER ASSETS (Note F)                                          1,348,924        313,716
                                                            ------------   ------------
           TOTAL ASSETS                                     $ 29,137,720   $ 14,967,450
                                                            ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                           $  1,849,836   $  1,499,853
 Accrued expenses (Note G)                                     1,307,981        788,599
 Convertible subordinated debentures                             485,000        595,000
 Current portion of notes payable (Note H)                       124,770        123,743
 Current portion of capital leases (Note I)                      225,165        209,885
                                                            ------------   ------------
          TOTAL CURRENT LIABILITIES                            3,992,752      3,217,080
                                                            ------------   ------------

Notes payable, less current portion                              312,584        408,376
Capital leases, less current portion                             644,693        572,830
Deferred income taxes                                             66,123         66,123
Other liabilities                                                339,159         46,801
                                                            ------------   ------------
          TOTAL LIABILITIES                                    5,355,311      4,311,210
                                                            ------------   ------------

MINORITY INTEREST                                                 29,211              0
                                                            ------------   ------------

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.05 per share:
  Authorized, 10,000,000 shares;
  Issued and outstanding 523 shares at September 30, 1996             26              0
 Common stock, par value $.05 per share:
  Authorized, 10,000,000 shares;
  Issued and outstanding 4,909,279 and 4,095,851
     shares at September 30, 1996 and December 31, 1995          245,464        204,792
  Additional paid-in-capital                                  17,488,202      7,239,410
  Retained earnings                                            5,997,348      3,466,464
  Unearned compensation                                                0       (241,872)
  Foreign currency translation adjustment                         22,158        (12,554)
                                                            ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                    23,753,198     10,656,240
                                                            ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 29,137,720   $ 14,967,450
                                                            ============   ============

                                                  CERPROBE CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)


                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                  --------------------------------     -------------------------------
                                                       1996              1995              1996              1995
                                                   ------------      ------------      ------------      ------------
NET SALES                                          $  8,799,247      $  6,834,260      $ 28,159,069      $ 17,968,454

COST OF GOODS SOLD                                    4,937,571         3,551,627        15,285,366         9,390,742
                                                   ------------      ------------      ------------      ------------

GROSS MARGIN                                          3,861,676         3,282,633        12,873,703         8,577,712
                                                   ------------      ------------      ------------      ------------

EXPENSES:
 Engineering and product development                    345,963           199,745           724,230           529,068
 Selling, general and administrative                  2,595,559         2,197,764         7,870,390         5,110,197
                                                   ------------      ------------      ------------      ------------

                                                      2,941,522         2,397,509         8,594,620         5,639,265
                                                   ------------      ------------      ------------      ------------

OPERATING INCOME                                        920,154           885,124         4,279,083         2,938,447

OTHER INCOME AND (EXPENSE):
 Interest expense                                       (50,737)          (50,273)         (167,194)         (134,207)
 Interest income                                        177,113             8,950           345,356            34,576
 Other income                                            64,348            30,357           151,830           119,726
                                                   ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                               1,110,878           874,158         4,609,075         2,958,542

MINORITY INTEREST                                        21,521                 0            83,809                 0
PROVISION FOR INCOME TAXES                              469,000           362,000         2,162,000         1,267,000
                                                   ------------      ------------      ------------      ------------

NET INCOME                                         $    663,399      $    512,158      $  2,530,884      $  1,691,542
                                                   ============      ============      ============      ============


INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

PRIMARY NET INCOME PER SHARE                       $       0.14      $       0.12      $       0.56      $       0.42
                                                   ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                   4,778,398         4,405,372         4,503,963         4,022,993
                                                   ============      ============      ============      ============


FULLY DILUTED NET INCOME PER SHARE                 $       0.11      $       0.10      $       0.45      $       0.36
                                                   ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                   5,782,576         4,992,874         5,647,789         4,708,352
                                                   ============      ============      ============      ============

                                                    CERPROBE CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                          Nine months ended September 30,
                                                                                          ------------------------------
                                                                                               1996             1995
                                                                                           -----------      -----------
OPERATING ACTIVITIES:
     Net income                                                                            $ 2,530,884      $ 1,691,542
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                        1,339,227          485,502
        Gain on sale of fixed assets                                                                 0            6,444
        Tax benefit from stock options exercised                                               407,000                0
        Deferred income taxes                                                                  (65,999)          (8,901)
        Provision for losses on accounts receivable                                              5,000           51,000
        Provision for obsolete inventory                                                        46,000           95,000
        Compensation expense                                                                    49,383                0
        Loss applicable to minority interest                                                   (83,809)               0
     Changes in operating assets and liabilities:
        Accounts receivable                                                                   (797,178)        (859,701)
        Inventories                                                                         (1,055,273)        (935,603)
        Prepaid expenses and other assets                                                     (461,780)        (322,438)
        Accounts payable and accrued expenses                                                  869,365          168,549
        Income taxes receivable                                                               (200,652)               0
        Other liabilities                                                                      292,358          424,133
                                                                                           -----------      -----------
            Net cash provided by operating activities                                        2,874,526          795,527
                                                                                           -----------      -----------

INVESTING ACTIVITIES:
        Capital expenditures                                                                (2,896,861)      (1,187,269)
        Purchase of marketable securities                                                   (2,260,063)               0
        Investment in CRPB Investors, L.L.C                                                   (600,000)               0
        Cost incurred in Fresh Test Technology acquisition                                           0         (402,865)
        Cash acquired in purchase of Fresh Test Technology                                           0          321,167
        Proceeds from sale of fixed assets                                                           0           43,613
                                                                                           -----------      -----------
            Net cash used in investing activities                                           (5,756,924)      (1,225,354)
                                                                                           -----------      -----------

FINANCING ACTIVITIES:
     Principal payments on notes payable and capital leases                                   (261,000)        (253,692)
     Net proceeds from issuance of convertible preferred stock                               9,400,000                0
     Net proceeds from issuance of common stock                                                564,980          207,464
     Capital contribution by minority interest partner                                         113,020                0
                                                                                           -----------      -----------
            Net cash provided by (used in) financing activities                              9,817,000          (46,228)
                                                                                           -----------      -----------

EFFECT OF EXCHANGE RATES ON CASH                                                                34,712          (18,479)
                                                                                           -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    6,969,314         (494,534)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 263,681          738,319
                                                                                           -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 7,232,995      $   243,785
                                                                                           ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
     Conversion of subordinated debentures to common stock                                 $   110,000                0
                                                                                           -----------      -----------

     Property acquired under capital leases and notes payable                              $   253,378      $   547,613
                                                                                           -----------      -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION :
     Interest paid                                                                         $   118,685      $   110,263
                                                                                           -----------      -----------
     Income taxes paid                                                                     $ 1,812,000      $ 1,679,876
                                                                                           -----------      -----------
     Issuance of stock for purchase of Fresh Test Technology                               $         0      $ 2,662,969
                                                                                           -----------      -----------

                              CERPROBE CORPORATION
                              --------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                               SEPTEMBER 30, 1996
                               ------------------

A.       INTERIM FINANCIAL REPORTING
         ---------------------------

         The balance sheet as of September 30, 1996, the statements of operations for the three and nine months ended September 30, 1996 and September 30, 1995, and the statements of cash flows for the nine months ended September 30, 1996 and September 30, 1995 have been prepared by Cerprobe Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

         In late 1995, Cerprobe Corporation formed a wholly owned Singapore subsidiary called Cerprobe Asia Holdings PTE. LTD. Cerprobe Asia Holdings PTE. LTD., together with Asian investors, formed a joint venture named Cerprobe Asia PTE. LTD. Cerprobe Asia Holdings PTE. LTD. is a 70% owner of Cerprobe Asia PTE. LTD. Subsequently, Cerprobe Asia PTE. LTD created wholly owned subsidiaries, Cerprobe Singapore PTE. LTD and Cerprobe Taiwan Co. LTD, to operate full service sales and manufacturing plants. At present, Cerprobe Taiwan Co. LTD is not fully operational. All activities that are related to the above Asian Companies will, henceforth, be referred to as "Asian Operations."

B.       MARKETABLE SECURITIES
         ---------------------

         Marketable securities consist of a U.S. Treasury Note for $2,225,000 at 6 3/8%, maturing on July 15, 1999. This balance is stated at cost plus accrued interest, which approximates fair market value.


C.       ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------

         The allowance for doubtful accounts at September 30, 1996 and December 31, 1995 were $178,000 and $173,000, respectively.

D.       INVENTORIES
         -----------

         Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and consist of the following:


                                               September 30,        December 31,
                                                    1996                1995
                                              --------------       ------------
         Raw materials                        $    2,250,649       $  1,655,974
         Work-in-process                           1,689,705          1,229,107
         Reserve for obsolete inventory             (129,000)           (83,000)
                                              --------------       ------------

                  Total                       $    3,811,354       $  2,802,081
                                              ==============       ============

E.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following:

                                                   September 30,   December 31,
                                                        1996          1995
                                                   --------------  ------------
         Manufacturing tools and equipment         $    6,671,614  $  4,825,724
         Office furniture and equipment                 2,783,528     1,722,312
         Leasehold improvements                           881,554       759,843
         Construction in progress                         507,185       398,838
         Computer software                                 39,775        39,775
         Accumulated depreciation and amortization     (4,201,728)   (3,078,706)
                                                   --------------  ------------
                                                   $    6,681,928  $  4,667,786
                                                   ==============  ============

F.       OTHER ASSETS
         ------------

         In  September  1996,  the  Company  acquired  a 36%  interest  in  CRPB
         Investors, L.L.C., for $600,000. CRPB Investors, L.L.C., an Arizona limited liability company, was formed for the purpose of owning and operating the 83,000 square foot facility being built to serve as Cerprobe's worldwide headquarters. The investment will be accounted for by the equity method of accounting. A holder of $460,000 of Cerprobe's convertible subordinated debentures is a 24% owner of CRPB Investors, L.L.C..

G.       ACCRUED EXPENSES
         ----------------

         Accrued expenses consist of the following:

                                                      September 30,     December 31,
                                                           1996             1995
                                                     ---------------   -------------
         Accrued payroll and related taxes           $       910,957   $     482,866
         Other accrued expenses                              397,024         305,733
                                                     ---------------   -------------
                                                     $     1,307,981   $     788,599
                                                     ===============   =============

H.       NOTES PAYABLE
         -------------

         On April 30, 1996, the Company entered into an unsecured $3,000,000 revolving line of credit with First Interstate Bank (now Wells Fargo
         Bank), which expires on April 28, 1997. The non-use fee under the line of credit is .125% of the unused portion, calculated per annum. The interest rate on any amounts borrowed under the revolving credit agreement is the lower of Prime Rate, which was 8.25% at September 30, 1996, or LIBOR (London Interbank Rate), plus 2.25%, which was 7.684% at September 30, 1996. There was no amount outstanding under this agreement at September 30, 1996.

         On April 3, 1995, due to the acquisition of Fresh Test Technology Corporation ("Fresh Test"), the Company acquired a note related to an exclusive license for probe card technology, which provided for monthly payments of $2,500. This note was paid in full on March 14, 1996.

I.       LONG-TERM DEBT AND COMMITMENTS
         ------------------------------

         On August 21, 1996, Cerprobe entered into a long term commercial operating lease to consolidate its Arizona operations into a single facility on a 12 acre parcel in Gilbert, Arizona. The lease will commence upon completion of the 83,000 square foot facility in May 1997. The facility will serve as Cerprobe's worldwide headquarters and is being built for Cerprobe's use by CRPB Investors, L.L.C., a limited liability company formed for the purpose of owning and operating the property. Cerprobe is a minority shareholder in CRPB Investors, L.L.C. The initial term of the lease is 15 years with 7 options to extend the lease for successive 5 year terms. The initial lease rate is dependent on final construction costs, but is currently expected to be about $875,000 per year.

         On September 9, 1996, the Company leased various equipment with an aggregate cost of $253,378 from Wells Fargo Leasing Corporation. The interest rate on this lease is 8.48%. On September 30, 1996, the long term portion of this lease was $209,227.

         On October 10, 1996, the Company leased various equipment with an aggregate cost of $270,590 from Wells Fargo Leasing Corporation. The interest rate on this lease is 8.08%.

         Convertible Subordinated Debentures

         In March and April 1991, the Company issued $1,000,000 in aggregate principal amount of Convertible Subordinated Debentures (the "Debentures"). The Debentures are convertible into shares of the Company's Common Stock at a conversion price equal to $1.00 per share. As of September 30, 1996, $515,000 in principal amount of the Debentures had been converted into 515,000 shares of Common Stock. Accordingly, $485,000 in principal amount of the Debentures was outstanding at September 30, 1996, all of which is due on December 15, 1996 ($480,000 of which bears interest at 12 1/2% and $5,000 of which bears interest at 25%, payable semi-annually in June and December of each year).

         Convertible Preferred Stock

         On January 18, 1996, the Company issued 1,000 shares of Convertible Preferred Stock for $10,000,000. Net proceeds, after deducting expenses, were $9,400,000. If a holder does not convert within the first two years, then automatic conversion occurs at the end of the second year. The Convertible Preferred Stock converts at the lesser of 110% of the fixed strike price of $16.55 or 90% of the average five day closing price prior to the conversion date. The Company may call the Convertible Preferred Stock at any time in minimum amounts of
         $2,000,000 at a price of 125% of par, or upon a merger, buyout or acquisition.

         Additionally, the Company issued 39,275 common stock warrants on January 18, 1996. These give the holder the right to purchase from Cerprobe Corporation not more than 39,275 fully paid and non-assessable shares of the Company's Common Stock, $.05 par value, at a price of $16.55 per share on or after January 16, 1997, with expiration in four years.

         During the first quarter ended March 31, 1996, 22 shares of Convertible Preferred Stock were converted into 17,655 shares of Common Stock. During the second quarter ended June 30, 1996, 106 shares of Convertible Preferred Stock were converted into 83,300 shares of Common Stock. During the third quarter ended September 30, 1996, 349 shares of Convertible Preferred Stock were converted into 437,771 shares of Common Stock. Accordingly, 523 shares of Convertible Preferred Stock were outstanding at September 30, 1996.

         Acquisition

         On October 25, 1996, the Company signed an Agreement of Merger and Plan of Reorganization with CRoute, Inc., a Texas corporation, pursuant to which Cerprobe will acquire CompuRoute, Incorporated, a manufacturer of printed circuit boards, 89% of which is owned by CRoute, Inc., in exchange for 400,000 shares of Cerprobe common stock and $4.6 million in cash, subject to reduction. The transaction will be accounted for by Cerprobe under the purchase method of accounting in accordance with generally accepted accounting principles. In connection with this transaction, Cerprobe will purchase the existing building leased by CompuRoute for $1.2 million and the assumption of the remaining principal balance against the building, which at September 30, 1996, was approximately $1,040,000. This transaction is subject to a number of conditions, as well as approval by the shareholders of CRoute and CompuRoute.

J.       PRO FORMA DATA - FRESH TEST TECHNOLOGY ACQUISITION
         --------------------------------------------------

         The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisition had occurred January 1, 1995.


                                                            Nine Months Ended
                                                            -----------------
                                                            September 30, 1995
                                                            ------------------

                         Net sales                               $19,446,606
                         Net income                                1,871,418
                         Primary earnings per share                      .46
                         Fully diluted earnings per share                .40

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

General

Cerprobe designs, manufactures, and markets high-performance probing and interface products for use in the testing of integrated circuits and hybrid electronic circuits for the semiconductor industry. Its probe cards generally range from $500 to $24,000, but may cost more depending upon the complexity and performance specifications of the probe cards. Cerprobe's interface assemblies range in price from $1,000 to $65,000. The Company has experienced significant growth over the past few years with sales of $14 million in 1994, $26 million in 1995, and $28 million for the first nine months of 1996. Approximately $4 million of 1995 sales and $5.4 million of the first nine months of 1996 sales were sales of interface products from the Company's 1995 acquisition of Fresh Test Technology Corporation ("Fresh Test").

The Company operates domestic full service manufacturing and sales facilities in Tempe and Chandler, Arizona; San Jose, California; Austin, Texas; and Westboro, Massachusetts, and maintains sales offices in Beaverton, Oregon; Colorado Springs, Colorado; and Boca Raton, Florida.

In Europe and Asia, Cerprobe markets its products and services its customers through its full service manufacturing and sales facilities in Scotland and Singapore. Cerprobe recently leased space for a Taiwan facility under the name of Cerprobe Taiwan Co., LTD. This subsidiary is in the initial startup phase. The Company intends to continue to expand in Southeast Asia as it believes that area is the fastest growing region for the semiconductor industry.


Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Net sales for the three months ended September 30, 1996 were $8,799,247 compared to $6,834,260 for the three months ended September 30, 1995, an increase of 29%. The increase in net sales reflects a continuation of higher order rates for the Company's probe card products and the contribution of interface products from the Company's 1995 acquisition of Fresh Test.

Gross margin for the three months ended September 30, 1996 was 44% of sales compared to 48% of sales for the comparable period in 1995. The decrease in gross margin was a result of the change in product mix, which includes a higher ratio of interface product sales in the three months ended September 30, 1996, as well as manufacturing variances due to decreased volume in relation to capacity during the three months ended September 30, 1996.

Engineering and product development expenses for the three months ended September 30, 1996 were $345,963 compared to $199,745 for the three months ended September 30, 1995, an increase of 73%. This increase represents a controlled expansion of research and development efforts to pursue the development of new integrated circuit testing systems for the future.

Selling, general and administrative expenses for the three months ended September 30, 1996 were $2,595,559 compared to $2,197,764 for the three months ended September 30, 1995, an increase of 18%. The increase in selling, general and administrative expenses resulted primarily from increased sales and marketing efforts, and increased fixed general and administrative costs due to the Company's domestic facility expansion and the start-up of Asian operations.

Operating income for the three months ended September 30, 1996 was $920,154 compared to $885,124 for the three months ended September 30, 1995, an increase of 4%. The increase in operating income resulted primarily from the increase in net sales as a result of higher order rates.

Interest income for the three months ended September 30, 1996 was $177,113 compared with $8,950 for the three months ended September 30, 1995, an increase of 1,879%. This increase was primarily due to the interest income earned on the net proceeds from the issuance of Convertible Preferred Stock.

Income before income taxes and minority interest for the three months ended September 30, 1996 was $1,110,878 as compared to $874,158 for the three months ended September 30, 1995, an increase of 27%. The majority of the increase was due to increased sales reflecting a continuation of higher order rates for the Company's probe card and interface products.

The minority interest from Asian operations for the three months ended September 30, 1996 of $21,521 represents the Company's joint venture partner's share (30%) of the loss from Asian operations. The initial start up phase for the Asian operations, which includes training and build up of inventory, has been occurring during 1996.

For the three months ended September 30, 1996, the Company's income tax rate remained comparable to that of the same period in 1995.

Net income for the three months ended September 30, 1996 was $663,399 compared to $512,158 for the three months ended September 30, 1995, an increase of 30%. The increase was primarily due to the increase in net sales due to higher order rates.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenues for the nine months ended September 30, 1996 were $28,159,069 compared to $17,968,454 for the nine months ended September 30, 1995, an increase of 57%. The increase in net sales reflects a continuation of higher order rates for the Company's probe card products and the contribution of interface products from the Company's 1995 acquisition of Fresh Test.

Gross margin for the nine months ended September 30, 1996 was 46% of sales compared to 48% of sales for the comparable period in 1995. The decrease in gross margin is a result of a change in product mix, which includes a higher ratio of interface product sales, as well as manufacturing variances due to decreased volume in relation to capacity during the three months ended September 30, 1996.

Engineering and product development expenses for the nine months ended September 30, 1996 were $724,230 compared to $529,068 for the nine months ended September 30, 1995, an increase of 37%. This increase represents a controlled expansion of research and development efforts to pursue the development of new integrated circuit testing systems for the future.

Selling, general and administrative expenses for the nine months ended September 30, 1996 were $7,870,390 compared to $5,110,197 for the nine months ended September 30, 1995, an increase of 54%. The increase in selling, general and administrative expenses resulted primarily from increased sales and marketing efforts, increased fixed general and administrative costs due to the Company's domestic facility expansion and the start-up of Asian operations.

Operating income for the nine months ended September 30, 1996 was $4,279,083 compared to $2,938,447 for the nine months ended September 30, 1995, an increase of 46%. The increase in operating income resulted primarily from the increase in net sales as a result of higher order rates.

Interest expense for the nine months ended September 30, 1996 was $167,194 compared to $134,207 for the nine months ended September 30, 1995, an increase of 25%. The increase in interest expense is primarily attributable to the increase in lease equipment financing.

Interest income for the nine months ended September 30, 1996 was $345,356 compared to $34,576 for the nine months ended September 30, 1995, an increase of 899%. This increase was primarily due to the interest income earned on the net proceeds from the issuance of Convertible Preferred Stock.

Income before income taxes and minority interest for the nine months ended September 30, 1996 was $4,609,075 compared to $2,958,542 for the comparable period in 1995, an increase of 56%. The majority of the increase was due to an increase in sales which reflects a continuation of higher order rates for the Company's probe card and interface products.

The minority interest from Asian operations for the nine months ended September 30, 1996 of $83,809 represents the Company's joint venture partner's share (30%) of the loss from Asian operations. During the nine months ended September 30, 1996, the Asian operations were in the initial start up phase which includes training and build up of inventory.

For the nine months ended September 30, 1996, the Company's income tax rate was 47% compared to 43% for the same period in 1995. The increase in income tax rate was due to the non-deductibility of losses from the Company's European and Asian subsidiaries.

Net income for the nine months ended September 30, 1996 was $2,530,884 compared to $1,691,542 for the comparable period in 1995, an increase of 50%. The increase was primarily due to the increase in net sales.

Liquidity and Capital Resources

The Company has financed its operations and capital requirements primarily through cash flow from operations, equipment lease financing arrangements, and sales of equity securities. In January 1996, the Company completed a private placement of Convertible Preferred Stock which raised net proceeds of $9,400,000 to fund its domestic and international expansion as well as acquisitions of other companies and/or technologies. At September 30, 1996, cash and marketable securities were $9,493,058, compared to $263,681 as of December 31, 1995.

During the nine months ended September 30, 1996, the Company generated $2,874,526 in cash flow from operations. Accounts receivable increased $797,178, or 18%, to $5,169,219, primarily due to the 8% increase in net revenues for the three months ended September 30, 1996 compared to the three months ended December 31, 1995, as well as the timing of the shipments during the respective quarters. Inventories increased $1,055,273, or 36%, to $3,811,354 at September
30, 1996, to support the higher production levels related to the continuing year-over-year increase in net sales. Both accounts receivable days sales outstanding and inventory turns improved during the nine months ended September 30, 1996 compared to the fiscal year ended December 31, 1995.

Accounts payable and accrued expenses increased $869,365 from December 31, 1995, or 38%, to $3,157,817 primarily due to increased activities with vendors.

Working capital increased $10,548,379, or 221%, to $15,319,838 from December 31, 1995 to September 30, 1996. The current ratio increased from 2.5 to 1 at December 31, 1995 to 4.8 to 1 at September 30, 1996. These increases were primarily as a result of the net proceeds from the private placement of the Convertible Preferred Stock..

The Company increased its investment in property, plant, and equipment during the nine months ended September 30, 1996 by $3,150,239 or 40%, to $10,883,656, in order to expand capacity to meet customer demand for its products. These capital expenditures were funded from cash flow from operations, proceeds from the private placement of the Convertible Preferred Stock, and a capital lease of $253,378 with Wells Fargo Leasing Corporation. Long term debt, comprised of notes payable and capital leases, decreased $23,929, or 2%, to $957,277.

On October 25, 1996, the Company signed an Agreement of Merger and Plan of Reorganization with CRoute, Inc., a Texas corporation, pursuant to which Cerprobe will acquire CompuRoute, Incorporated, a manufacturer of printed circuit boards, 89% of which is owned by CRoute, Inc., in exchange for 400,000 shares of Cerprobe common stock and $4.6 million in cash, subject to reduction. The transaction will be accounted for by Cerprobe under the purchase method of accounting in accordance with generally accepted accounting principles. In connection with this transaction, Cerprobe will purchase the existing building leased by CompuRoute for $1.2 million and the assumption of the remaining principal balance against the building, which at September 30, 1996, was approximately $1,040,000. This transaction is subject to a number of conditions, as well as approval by the shareholders of CRoute and CompuRoute.

The Company has signed a long-term lease for a corporate headquarters and manufacturing facility in Arizona. Construction began in September 1996 and is anticipated to continue over an eight month period. The Company would be the sole tenant of the approximately 83,000 square foot facility, which will permit the Company to consolidate all of its Arizona activities.

In April 1996, the Company entered into a $3,000,000 unsecured revolving line of credit, which matures April 28, 1997, with its primary lender, First Interstate Bank of Arizona (now Wells Fargo Bank). Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly, at the Bank's prime lending rate, or as LIBOR Rate Advances which bear interest at 225 basis points in excess of the LIBOR Base Rate. At September 30, 1996, no borrowings were outstanding under this credit facility.

If the remaining holders of the Convertible Preferred Stock elect to convert their shares into shares of Common Stock based on the current market price of the Company's Common Stock, the Company would be required to issue more than 800,000 shares of Common Stock. To insure compliance with Nasdaq National Market rules requiring shareholder approval of issuances of Common Stock representing greater than 20% of all shares outstanding, the Company has the right to redeem any shares of Convertible Preferred Stock that, if converted, would result in the issuance of more than 800,000 shares of Common Stock. In such event, the Company may redeem those shares of Convertible Preferred Stock for cash in an amount determined by a formula based on the current market price of the Company's Common Stock. If the holders of all outstanding shares of Convertible Preferred Stock had elected to convert their shares on October 24, 1996, the Company estimates that it would have been required to pay approximately $3,300,000 to have redeemed all shares of Convertible Preferred Stock that, if converted, would have resulted in the issuance of more than 800,000 shares of Common Stock. Based on the formula referred to above, the amount of cash required to redeem any shares of Convertible Preferred Stock will increase if the price of the Company's Common Stock decreases, and will decrease if the price of the Company's Common Stock increases.

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

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

Statements in this report regarding the expansion of the Company's operations in Southeast Asia and adequacy of sources of capital are forward looking statements. Words such as "expects", "intends", "believes", "anticipates" and "will likely" also identify forward looking statements. Actual results, however, could differ materially from those anticipated for a number of reasons, including increased competition in Southeast Asia, a downturn in the market for semiconductors, increases in interest rates, foreign currency fluctuations, and other unanticipated factors. Risk factors, cautionary statements, and other conditions that could cause actual results to differ are contained in the Company's SEC filings, its press releases dated July 22, 1996 and October 17, 1996, and the Company's Annual Report on Form 10-KSB.

         PART II - OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  a.       The annual meeting of stockholders of the Company was held on
                           July 23,  1996 in Tempe,  Arizona.  The  table  below
                           briefly  describes the proposals and results from the
                           annual meeting of stockholders.

                           1.       Election of Directors                 For            Withheld
                                                                          ---            --------
                                      Ross J. Mangano                  3,718,932           14,256
                                      C. Zane Close                    3,718,932           14,256
                                      Kenneth W. Miller                3,718,932           14,256
                                      Donald F. Walter                 3,622,734          110,454
                                      William A. Fresh                 3,718,932           14,256

                           2.       Proposal to ratify the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company.

                                        For          Against          Abstain
                                        ---          -------          -------
                                     3,722,454        1,500            9,234

                  b.       A special meeting of stockholders of the Company, which was a continuation of the annual meeting of stockholders, was held on August
                           20, 1996 in Phoenix, Arizona.

                           1.       Proposal to amend the Company's Certificate of Incorporation to add a provision allowing the Board of Directors to consider certain factors when evaluating certain matters such as tender offers.

                                        For          Against          Withheld       Abstain
                                        ---          -------          --------       -------
                                     2,409,732       104,540          1,266,860       74,741

                           2.       Proposal to amend the Company's Certificate of Incorporation so that the Company will be subject to the provisions of Section 203 of the Delaware General Corporation Law.

                                        For          Against          Withheld       Abstain
                                        ---          -------          --------       -------
                                     2,409,857       100,390          1,266,860       75,766

                           3.       Proposal to amend the Company's Certificate of Incorporation to eliminate actions by written consent of stockholders.

                                        For          Against          Withheld       Abstain
                                        ---          -------          --------       -------
                                     2,416,769       119,228          1,296,860       20,016

                           4.       Proposal to amend the Company's Certificate of Incorporation to add certain minimum price and procedural requirements in
                                    connection with certain transactions such as business
                                    combinations.

                                        For          Against          Withheld       Abstain
                                        ---          -------          --------       -------
                                     2,463,557       104,140          1,226,860       18,316

ITEM 6                            EXHIBITS AND REPORTS ON FORM 8-K
                                  --------------------------------

                  a.       Exhibits required by Item 601 of Regulation S-K

                           1. Capital Lease Agreement between the Company and Wells Fargo Leasing Corporation dated October 10, 1996.

                           2. Capital Lease Agreement between the Company and Wells Fargo Leasing Corporation dated September 9, 1996.

                           3. Lease Agreement between the Company and CRPB Investors L.L.C. dated August 21, 1996.

                           4. Employment Agreement between the Company and Randal L. Buness dated June 26, 1996.

                           5. Operating Agreement between the Company and CRPB Investors, L.L.C. dated September 18, 1996.

                  b. Exhibit 11. Statement regarding computation of per share earnings.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CERPROBE CORPORATION



                                    /s/ Randal L. Buness
                                    -------------------------
                                        Randal L. Buness
                                        Vice President - Chief Financial Officer

November 1, 1996
                                       18