Form 10QSB/A
period 1996-03-31
CERPROBE CORP
filed 1996-12-04
CIK 725259

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-Q SB/A



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

4,314,053  Shares of Common  Stock  issued and  outstanding  as of May 13,  1996
--------------------------------------------------------------------------------
(Number of Shares of Common Stock Outstanding)

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
                                                                     =================          =================

                              CERPROBE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended March 31
                                                        ---------------------------------------
                                                             1996                   1995
                                                        ----------------       ----------------
NET SALES                                                    $9,699,939             $4,962,665

COST OF GOODS SOLD                                            5,172,951              2,690,801
                                                        ----------------       ----------------

GROSS MARGIN                                                  4,526,988              2,271,864
                                                        ----------------       ----------------

EXPENSES:
 Engineering and product development                            102,684                121,137
 Selling, general and administrative                          2,607,938              1,149,423
                                                        ----------------       ----------------

                                                              2,710,622              1,270,560
                                                        ----------------       ----------------

OPERATING INCOME                                              1,816,366              1,001,304
                                                        ----------------       ----------------

OTHER REVENUE AND (EXPENSES):
 Interest expense                                               (58,856)               (36,468)
 Other income                                                   100,350                 62,899
                                                        ----------------       ----------------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                                       1,857,860              1,027,735

MINORITY INTEREST                                                25,361                      0
PROVISION FOR INCOME TAXES                                      877,000                463,000
                                                        ----------------       ----------------

NET INCOME                                                    1,006,221                564,735
                                                        ================       ================


NET INCOME PER COMMON EQUIVALENT SHARE

PRIMARY:
  NET INCOME PER SHARE                                            $0.20                  $0.16
                                                        ================       ================
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                           5,063,196              3,446,342
                                                        ================       ================

FULLY DILUTED:
  NET INCOME PER SHARE                                            $0.18                  $0.14
                                                        ================       ================
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                           5,645,349              4,041,342
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

FIRST QUARTER OF 1996 AND 1995 COMPARISONS
- RESULTS OF OPERATIONS

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

Item 2            Changes in Securities
                  a.       None

Item 3            Defaults on Senior Securities
                  a.       None

Item 4            Submission of Matters to Vote of Security Holders
                  a.       None

Item 5            Other Information
                  a.       On  March  31,  1996,  Robert  Bench   tendered   his
                           resignation as Chief Financial Officer.

Item 6            Exhibits and Reports on Form 8K
                  a.       Exhibits required by Item 601 of Regulation S-B
                           10(a)    Loan Agreement between the Company and First
                                    Interstate Bank  of  Arizona, NA dated April
                                    27, 1996 and related Promissory Note.*
                           10(b)    Lease  Agreement  between  the  Company  and
                                    Shared Secretarial Service Inc. dated  April
                                    19, 1996.*
                           27       Financial Data Schedule.

                  b.       Reports on Form 8-K
                           5 Form 8K, filed on January 18, 1996, to report the placement of $10 million in convertible preferred stock to a group of institutional investors.

                  c.       11       Statement regarding computation of per share
                                    earnings.
----------
* Previously filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CERPROBE CORPORATION


                                          /s/ Randel L. Buness
                                         ---------------------------------
                                         Randel L. Buness
                                         Vice President- Chief Financial Officer

November 22, 1996