Form 10QSB/A
period 1996-06-30
CERPROBE CORP
filed 1996-12-04
CIK 725259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                  FORM 10-QSB/A
     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                       For the Quarter Ended June 30, 1996
                                            ---------------

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

CLASS                                          OUTSTANDING AS OF AUGUST 12, 1996
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
                                                                     =================          =================

                             CERPROBE CORPORTATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                   -----------------------------------------------------------------------
                                                        1996              1995                1996               1995
                                                   ---------------   ---------------    ----------------   ---------------
NET SALES                                              $9,659,883        $6,171,529         $19,359,822       $11,134,194

COST OF GOODS SOLD                                      5,174,844         3,148,314          10,347,795         5,839,115
                                                   ---------------   ---------------    ----------------   ---------------

GROSS MARGIN                                            4,485,039         3,023,215           9,012,027         5,295,079
                                                   ---------------   ---------------    ----------------   ---------------

EXPENSES:
 Engineering and product development                      275,583           208,186             378,267           329,323
 Selling, general and administrative                    2,666,893         1,763,010           5,274,831         2,912,433
                                                   ---------------   ---------------    ----------------   ---------------

                                                        2,942,476         1,971,196           5,653,098         3,241,756
                                                   ---------------   ---------------    ----------------   ---------------

OPERATING INCOME                                        1,542,563         1,052,019           3,358,929         2,053,323
                                                   ---------------   ---------------    ----------------   ---------------

OTHER REVENUE AND (EXPENSES):
 Interest expense                                         (57,601)          (47,466)           (116,457)          (83,934)
 Interest income                                          108,751            13,369             168,243            25,626
 Other income                                              46,624            38,727              87,482            89,369
                                                   ---------------   ---------------    ----------------   ---------------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                                 1,640,337         1,056,649           3,498,197         2,084,384

MINORITY INTEREST                                          36,927                 0              62,288                 0
PROVISION FOR INCOME TAXES                                816,000           442,000           1,693,000           905,000
                                                   ---------------   ---------------    ----------------   ---------------

NET INCOME                                               $861,264          $614,649          $1,867,485        $1,179,384
                                                   ===============   ===============    ================   ===============


NET INCOME PER COMMON EQUIVALENT SHARE

PRIMARY:
  NET INCOME PER SHARE                                      $0.16             $0.15               $0.35             $0.31
                                                   ===============   ===============    ================   ===============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                     5,393,166         4,194,089           5,262,320         3,815,297
                                                   ===============   ===============    ================   ===============

FULLY DILUTED:
  NET INCOME PER SHARE                                      $0.15             $0.13               $0.32             $0.26
                                                   ===============   ===============    ================   ===============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                     5,878,399         4,858,662           5,797,680         4,499,737
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

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
-----------------------------------------------------------------------------

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

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995
-------------------------------------------------------------------------

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



                                         CERPROBE CORPORATION



                                      /s/ Randel L. Buness
                                      ------------------------
                                      Randel L. Buness
                                      Vice President and Chief Financial Officer

November 22, 1996