Form 10QSB/A
period 1996-09-30
CERPROBE CORP
filed 1996-12-04
CIK 725259

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
                                                            ============   ============

                                                  CERPROBE CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)


                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                  --------------------------------     -------------------------------
                                                       1996              1995              1996              1995
                                                   ------------      ------------      ------------      ------------
NET SALES                                          $  8,799,247      $  6,834,260      $ 28,159,069      $ 17,968,454

COST OF GOODS SOLD                                    4,937,571         3,551,627        15,285,366         9,390,742
                                                   ------------      ------------      ------------      ------------

GROSS MARGIN                                          3,861,676         3,282,633        12,873,703         8,577,712
                                                   ------------      ------------      ------------      ------------

EXPENSES:
 Engineering and product development                    345,963           199,745           724,230           529,068
 Selling, general and administrative                  2,595,559         2,197,764         7,870,390         5,110,197
                                                   ------------      ------------      ------------      ------------

                                                      2,941,522         2,397,509         8,594,620         5,639,265
                                                   ------------      ------------      ------------      ------------

OPERATING INCOME                                        920,154           885,124         4,279,083         2,938,447

OTHER INCOME AND (EXPENSE):
 Interest expense                                       (50,737)          (50,273)         (167,194)         (134,207)
 Interest income                                        177,113             8,950           345,356            34,576
 Other income                                            64,348            30,357           151,830           119,726
                                                   ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                               1,110,878           874,158         4,609,075         2,958,542

MINORITY INTEREST                                        21,521                 0            83,809                 0
PROVISION FOR INCOME TAXES                              469,000           362,000         2,162,000         1,267,000
                                                   ------------      ------------      ------------      ------------

NET INCOME                                         $    663,399      $    512,158      $  2,530,884      $  1,691,542
                                                   ============      ============      ============      ============


INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

PRIMARY NET INCOME PER SHARE                       $       0.13      $       0.12      $       0.49      $       0.42
                                                   ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                   5,297,528         4,405,372         5,125,943         4,022,993
                                                   ============      ============      ============      ============


FULLY DILUTED NET INCOME PER SHARE                 $       0.11      $       0.10      $       0.45      $       0.36
                                                   ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                   5,782,576         4,992,874         5,647,789         4,708,352
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

ITEM 6                            EXHIBITS AND REPORTS ON FORM 8-K
                                  --------------------------------

                  a.       Exhibits required by Item 601 of Regulation S-K

                           1. Capital Lease Agreement between the Company and Wells Fargo Leasing Corporation dated October 10, 1996.*

                           2. Capital Lease Agreement between the Company and Wells Fargo Leasing Corporation dated September 9, 1996.*

                           3. Lease Agreement between the Company and CRPB Investors L.L.C. dated August 21, 1996.*

                           4. Employment Agreement between the Company and Randal L. Buness dated June 26, 1996.*

                           5. Operating Agreement between the Company and CRPB Investors, L.L.C. dated September 18, 1996.*

                  b. Exhibit 11. Statement regarding computation of per share earnings.
----------
* Previously filed.

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

November 22, 1996
                                       18