Form 10KSB40
period 1996-12-31
CERPROBE CORP
filed 1997-03-31
CIK 725259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-KSB
                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996

                         Commission File Number 0-11370

                              CERPROBE CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                    86-0312814
-------------------------------                  -------------------------
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

               Securities registered under Section 12(b) of the :
                                      None
                            ------------------------
                                (Title of Class)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ].

The issuer's net sales for the fiscal year ended December 31, 1996 were $37,308,199.

As of March 20, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq National Market, was $49,604,602. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.
This determination of affiliate status is not necessarily conclusive.

As of March 20, 1997, there were 6,353,047 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                              CERPROBE CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
                                                      PART I

ITEM 1.           DESCRIPTION OF BUSINESS...............................................  1
ITEM 2.           DESCRIPTION OF PROPERTIES............................................. 21
ITEM 3.           LEGAL PROCEEDINGS..................................................... 21
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................... 22

                                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............. 22
ITEM 6.           SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................... 23
ITEM 7.           FINANCIAL STATEMENTS ................................................. 31
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.............................................. 31

                                                     PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............ 31
ITEM 10.          EXECUTIVE COMPENSATION................................................ 31
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT............................................................ 31
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................ 31

                                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K........................................................... 32

SIGNATURES.............................................................................. 38

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Introduction and General Development of Business

         Cerprobe Corporation ("Cerprobe" or the "Company") designs, manufactures, markets, and services high performance products and equipment for use in the testing of integrated circuits ("ICs") for the semiconductor industry. Historically, the Company has designed, manufactured, and marketed IC probe card products and automatic test equipment ("ATE") interface assemblies. Through the acquisition of CompuRoute, Inc. ("CompuRoute") in December 1996, the Company expanded its product and service offerings to include the design, manufacture, and marketing of ATE test board products and other complex, multilayer printed circuit boards ("PCBs") primarily for use in semiconductor testing applications. The Company also refurbishes, reconfigures, and services wafer probers through Silicon Valley Test & Repair, Inc., a wholly owned subsidiary acquired in January 1997 ("SVTR"). Cerprobe's products and services enable semiconductor manufacturers, such as Intel, Motorola, Texas Instruments, and IBM, among others, to test the integrity of their ICs during the batch fabrication stage of the manufacturing process used in manufacturing ICs in wafer form. Testing ICs during the batch fabrication stage permits semiconductor manufacturers to identify defective products early in the manufacturing process, which improves overall product quality and lowers manufacturing costs. The CompuRoute acquisition also enabled the Company to offer a line of products used in the final performance testing and sorting of packaged ICs. The Company markets its products and services worldwide to semiconductor manufacturers, both those who manufacture ICs for resale and those who manufacture ICs for inclusion in their own products.

         The Company has grown substantially over the last three years as the Company has benefited from substantial growth in worldwide demand for ICs. Net sales have increased from $14.3 million for 1994 to $26.1 million for 1995, and to $37.3 million for 1996. Similarly, the Company's net income has increased from $1.2 million for 1994, to $2.4 million for 1995, and to $3.2 million for 1996 (before a one-time charge for purchased in-process research and development of $4.6 million, resulting in a net loss of $1.4 million). This growth resulted primarily from internal product development and strategies. However, the Company also benefited from its acquisition in April 1995 of Fresh Test Technology Corporation, whose complementary products contributed approximately $4 million to 1995 net sales and approximately $7 million to 1996 net sales. To further expand its semiconductor test product and service offerings, Cerprobe acquired CompuRoute in December 1996 and SVTR in January 1997. CompuRoute's net sales and net income for the fiscal year ended December 31, 1996 were $10.4 million and $0.5 million, respectively, and SVTR's net sales and net loss for the same period were $14.6 million and $0.4 million, respectively.

         The Company believes that it is positioned to continue its growth as a result of its strength in designing, producing, and delivering, on a timely and cost-efficient basis, a broad range of custom or customized, high quality test products and services for semiconductor manufacturers in the U.S., Europe, and Asia. The Company maintains regional full service facilities in Arizona, California, and Texas as well as sales offices in Oregon, Colorado, Florida, and Massachusetts to service the U.S. market for its products and services. The Company maintains a full service facility in Scotland to serve the European market, and opened full service facilities in Singapore and Taiwan in April 1996 and January 1997, respectively, to serve the Southeast Asia market. Each of the Company's facilities is located in proximity to semiconductor manufacturing centers.

         The Company was incorporated in California in 1976 and reincorporated in Delaware in May 1987. The Company maintains its principal executive offices at 600 South Rockford Drive, Tempe, Arizona 85281, and its telephone number is
(602) 967-7885. Unless the context indicates otherwise, all references to "Cerprobe" or the "Company" refer to Cerprobe Corporation and its subsidiaries.

Industry Background

         During the past three decades, the demand for ICs has increased dramatically. The semiconductor has enabled the electronics industry to decrease the size, improve the performance, and expand the capabilities of electronic products, such as computers and cellular phones. As the electronics industry has become more sophisticated, it has developed the technology to reduce the size of components and to fabricate a complete electronic circuit on a single substrate referred to in the industry as a "chip." A number of components integrated on a single chip to form a circuit is known as an "integrated circuit." ICs are widely used in the automotive, computer, telecommunications, and consumer electronics industries. Demand for products incorporating ICs continues to increase as semiconductor manufacturers have decreased the size and improved the performance capabilities of ICs.

         ICs generally are manufactured using a batch fabrication process in which ICs are fabricated by repeating a complex series of process steps on a wafer substrate, which is usually made of silicon and measures three to eight inches in diameter. A finished wafer consists of many ICs (referred to as "die" while in wafer form), the number depending on the dimensions of the circuits and the size of the wafer.

Integrated Circuit Testing

         Semiconductor manufacturers use probing equipment during the design and manufacturing processes to verify design specifications, identify defective ICs, ensure conformance with quality standards, and classify ICs according to performance characteristics. Most semiconductor manufacturers test ICs by probing the die in wafer form to determine whether each individual IC meets design specifications. Probing involves establishing temporary electrical contact between the device under test ("DUT") and the automatic test equipment ("ATE"). The number of die on any wafer meeting specifications varies depending upon the complexity of the circuit and other manufacturing related aspects. Semiconductor manufacturers generally test each IC two or three times before completion of the fabrication process, in order to maintain high manufacturing yields and acceptable profit margins. Testing is performed during the wafer fabrication process ("in-line testing") and at the completion of the wafer fabrication process ("end-of-line testing") to measure electrical parameters that verify the reliability of the wafer fabrication process, while functional testing is performed after the wafer fabrication ("wafer sort") to identify ICs that do not conform to particular electrical specifications. Semiconductor manufacturers use probe cards, ATE interfaces, and wafer probing equipment primarily during the wafer sort, which occurs before the separation and packaging of each individual IC. The testing of ICs in wafer form is important to avoid incurring the significant expense of assembling ICs that do not meet specifications.

         After wafer probing, ICs that meet specifications are separated from the batch and bonded onto plastic, ceramic, or other packages with extended leads. Packaged devices are loaded into a handler and the ATE test board is placed on the tester and coupled to the handler. The handler then automatically inserts each IC into the ATE test board, and the tester tests the IC and signals the handler if the IC is good or defective so the handler can automatically sort the ICs that pass the test.

         Wafer Probing

         Semiconductor manufacturers test ICs in wafer form by means of a probing system, which transmits electrical signals to the ICs and analyzes the signals upon their return. The principal components of a probing system include:
(i) a probe card, which consists of a complex, multilayer printed circuit board ("PCB") and numerous probes positioned to "touch down" on or make electrical contact with a series of metallized pads on the ICs; (ii) a wafer prober, a piece of capital equipment that moves the wafers into position enabling the probe card probes to touch down on the pads; (iii) an ATE, a piece of capital equipment that transmits the electrical signals to the ICs and evaluates signals upon their return; and (iv) an ATE interface assembly, consisting of a complex, multilayer PCB combined with custom mechanical fixturing, which transmits the electrical signals between the ATE and the probe card.

         During the probing process, the wafer prober successively positions each IC on a wafer so that the pads on the IC align under and make contact with the probes on the probe card, which is mounted on the wafer prober.

The ATE transmits electrical signals through the ATE interface assembly, to the probe card, then to the metallized pads on the IC, and then evaluates the return signals from the probe card to determine whether a particular IC meets design specifications. The probing process also determines the performance capabilities of each IC.

         Package Testing

         ICs that pass the initial testing at the wafer level are separated from the wafer and bonded onto plastic, ceramic, or other packages with extended leads. The packaged IC must then be tested to validate design and performance specifications. Packaged devices are loaded into a piece of capital equipment called a handler. The ATE test board, which is placed on the tester and coupled to the handler, performs a similar function as the interface between the tester and the wafer prober in the wafer test process. The handler, which operates like a wafer prober in the wafer test process, then automatically positions each IC into a test socket device that is connected to the ATE test board. The tester then tests the IC and signals the handler if the IC is good or defective so the handler can automatically sort the ICs that pass the test.

Market for Cerprobe's Products and Services

         Recent trends, including rapidly growing demand for semiconductors and advances in semiconductor technology, have driven increased demand for semiconductor testing products, such as probe cards, ATE interface assemblies, wafer probing equipment, and ATE test boards. As demand for semiconductors increases, semiconductor manufacturers typically require additional probing devices to meet their growing capacity requirements. IC technology is changing rapidly due to constantly increasing demand for greater functionality and higher speeds. Advances in IC design and process technologies have enabled manufacturers to produce smaller ICs with even greater circuit densities, levels of integration, and complexity to meet these demands. Advances in semiconductor technology have resulted in higher pin counts, more varied configurations, and increasingly complex semiconductor devices. As a result of the increased complexity of ICs and shorter product life cycles, demand for sophisticated probing devices has increased.

         These trends in the IC market have caused corresponding trends in the probe card, ATE interface assembly, wafer prober equipment and services, and ATE test board markets. Testing more complex ICs requires more sophisticated probe cards, ATE interface assemblies, and ATE test board products. The increased sophistication of ICs also has resulted in increased testing time, which lowers IC production rates. In addition, probe cards, ATE interface assemblies, and ATE test boards, which all employ complex, multilayer PCBs, must have greater performance capabilities in order to test the increasingly complex circuitry and higher pin counts of ICs. IC test product manufacturers also must have the capability to handle increasingly varied IC configurations. IC manufacturers are placing added emphasis on greater accuracy, testing at higher speed, multiple DUT testing, and quicker turnaround times for probing devices and packaged testing products.

         The long-term growth in demand for ICs and the required production capacity to meet this demand drives the market for wafer prober equipment and services. To meet forecasted capacity requirements, the semiconductor manufacturing industry will add approximately 70 new semiconductor fabrication facilities ("fabs") by the year 2001 according to Integrated Circuit Engineering, an independent semiconductor research company. The market value for new wafer probers and associated equipment in the new and existing fabs is estimated to be $476 million in 1997 and growing at an average annual rate of 21% to the year 2001, according to VLSI Research, an independent semiconductor research organization. Because of the escalating costs of new fabs, the Company's reconditioned/reconfigured wafer probers are increasingly being utilized by manufacturers in order to extend the life of an existing fab and minimize the overall fab investment.

         Product life, which is the time between the introduction of a new product and when it becomes obsolete due to new products that are faster, smaller, and/or more feature laden, is becoming shorter, requiring companies to develop new and better products in less time to be competitive. Because of the intense competition among semiconductor manufacturers to be first to market with a new IC and gain a competitive edge, design and production cycles continue to shrink. These factors have resulted in increased demand for sophisticated test products that can be produced in short lead times.

         The probe testing of a single IC can last from a few milliseconds to over a minute depending on the complexity of the semiconductor device. Some ICs contain more than five million transistors. Unlike most of the equipment used in the semiconductor manufacturing process, which typically has a long life cycle, probe cards have a short life span and are generally considered consumables in the semiconductor manufacturing process. Probe cards for application specific integrated circuits ("ASICs") might be used to test a single batch of 25 wafers and then discarded. The average life of a probe card ranges from 200,000 to 500,000 touchdowns. Cerprobe estimates that about one-third of its probe cards become obsolete within six months of initial placement into service. However, damage due to faulty test handling equipment or operator error can render a probe card useless prior to the expiration of its normal useful life.

Cerprobe's Strategy

         Cerprobe believes it has become a leader in providing its customers with high quality semiconductor testing products and services by addressing many of the challenges associated with the testing of complex ICs through a combination of strengths, involving advanced technical capabilities, a broad line of high quality products, and close relationships with leading IC manufacturers. Cerprobe's strategy is to continue to increase its share of the domestic semiconductor test product market and to continue expanding into international markets. The Company's implementation of this strategy includes the following key elements:

         o Focus on Technological Innovation. The Company intends to continue to work closely with major semiconductor manufacturers in an effort to anticipate and address technological advances in semiconductor testing. Cerprobe will continue to focus its probe card engineering and product development efforts toward producing a variety of high performance custom-designed cards that have the ability to test more complex ICs and to test at higher speeds. The Company supports higher IC production rates through the use of leading edge materials and proprietary circuit design methods in its probe cards, ATE interface assemblies, and ATE test boards. Cerprobe is collaborating with ATE manufacturers to produce higher performance PCBs using advanced materials and fabrication processes. SEMATECH, the U.S. semiconductor industry consortium, which defines the standards for future semiconductor products, awarded Cerprobe two research and development contracts in 1996. Cerprobe will continue to work with SEMATECH during 1997 to develop testing products that probe tighter pitch, higher temperatures and frequencies, multiple DUT, and area array. The Company also will continue its efforts to develop proprietary components, software, and processes to provide value-added wafer probing equipment refurbishment and reconfiguration services.

         o Maintain Strong Customer Relationships. Cerprobe maintains long standing relationships with many of its customers. The Company's development of products and product enhancements is market driven. Engineering, sales, and management personnel collaborate closely with customer counterparts to determine customers' needs and specifications. The Company's products are custom-designed or customized for testing specific semiconductor devices. To help meet the demanding service needs of the semiconductor manufacturing industry, all of the Company's facilities are located in proximity to semiconductor manufacturing centers in the U.S., Europe, and Asia. Cerprobe expects to continue to strengthen its existing customer relationships by continuing to provide quality products and high levels of service and support.

         o Provide Quality Products and Services. The Company believes it has developed a reputation as a leader in providing high quality products and services. This high quality level is achieved through a robust, documented, and controlled manufacturing process, and the application of sound quality management policies and practices. ISO 9000, the internationally recognized standard for quality management, sets the criterion for Cerprobe's quality management system and is being implemented at all manufacturing sites.
                  Cerprobe's use of advanced metrology tools, which ensure precise measurement of all key product parameters, is a cornerstone of its quality management system. As the size of the ICs is driven smaller by advances in IC technology, the accuracy of measurements becomes increasingly important. The Company's Quality and Engineering Departments work together to define measurement needs and identify tools that can achieve the desired results. Cerprobe believes that its size and production methods allow it to provide its customers with high quality products and services with quick turnaround times.

         o Expand to International Markets. The Company intends to continue its expansion into international markets including Europe and Asia. Cerprobe has begun to pursue these markets by aggressively mounting a focused sales and marketing effort directed at selected key semiconductor manufacturers abroad. Cerprobe believes that its recent international successes are in part due to its strategy of locating manufacturing plants close to customer sites. Cerprobe's international expansion includes the establishment of full service sales and manufacturing facilities in Scotland, Singapore, and Taiwan.

         o Expand Product Lines and Services. The Company intends to capitalize on its market position and technical expertise to further broaden existing product lines through internally developed products and from time to time through acquisitions and/or joint ventures. Currently, Cerprobe is focused on providing a total system solution for semiconductor test integration. Assuring the integrity of the electrical test signal, which passes from the ATE to the DUT and is returned for evaluation, is essential to semiconductor testing. Cerprobe believes it is the only company that is currently able to design, manufacture, and assemble all components in this critical path, which includes test boards, interfaces, probe cards, and electrical and mechanical connections, as well as wafer prober products and services. Cerprobe developed and introduced its CerCardTM probe card product in 1990. In early 1995, the Company acquired Fresh Test Technology Corporation, which enabled Cerprobe to expand its product line to include ATE interfaces and custom-designed PCBs. The acquisition of CompuRoute enabled Cerprobe to offer ATE test boards and the design and fabrication of complex, multilayer PCBs. The acquisition of SVTR enabled the Company to offer wafer prober equipment refurbishment and upgrading services.

Products and Services

Probe Card Products

         Probe card products constitute the majority of Cerprobe's business. Cerprobe believes it is the leading U.S. producer of probe cards. Probe cards accounted for approximately 81%, 84%, and 96% of net sales for 1996, 1995, and 1994, respectively. Because of the CompuRoute and SVTR acquisitions and the related new product and service offerings of the Company in 1997, the Company expects that probe card sales consequently will account for a smaller percentage of 1997 net sales. Cerprobe's probe cards generally range in price from $500 to $24,000, but may be priced higher depending upon the complexity and performance specifications of the probe cards.

         The probe card consists of a complex, multilayer PCB and utilizes a number of probes designed to separately contact (or "probe") a series of electrical contact points (or "pads") on the IC. Because the type and complexity of the IC to be tested vary, the number and positioning of the probes and the size of each probe card must be custom designed for the specific ICs being tested to ensure proper alignment.

         The metallized pads on the IC to be tested generally are located on the periphery of the circuit. As the number of pads increases due to the type and complexity of the IC being tested, certain customers place pads in the center as well as on the periphery of the IC being tested. This design is known as an "array."

         There are four types of probe card technologies currently available in production.

         1. CerCardTM/epoxy ring technology uses probes that connect directly to a printed circuit board. Probe cards using this type of technology are capable of high speed, high density probing. Cerprobe introduced the CerCardTM in October 1990. Sales of the CerCardTM generated approximately 70% of Cerprobe's net sales in 1996 as compared to approximately 68% of Cerprobe's net sales in 1995. Cerprobe anticipates that the CerCardTM will continue to account for a substantial portion of Cerprobe's probe card business in the future.

         2. Ceramic/metal blade technology uses a ceramic or metal blade attached to a needle designed to make contact with the pads. Probe cards using ceramic blade technology, which was developed and patented by Cerprobe, are capable of low speed, low density probing. With optional features, the ceramic blade can be used for high speed probing. Cerprobe will continue to manufacture ceramic blade probe cards; however, Cerprobe expects that ceramic blade probe cards will account for a decreasing portion of Cerprobe's probe card business in the future.

         3. Buckle beam technology uses vertical probes that emerge from a pattern that mirrors the pattern of the pads on the IC being tested. Probe cards using this technology are capable of probing pads in the center of an IC using an "array" design. This technology generally is used for high density, low speed applications.

         4. Membrane technology uses a thin film flexible circuit with "bumps," rather than probes, designed to make contact with the pads. Probe cards using this technology were introduced in 1988 and are intended for high speed, high density applications.

         Other probe card technologies are being developed, such as quadrant replaceable and silicon membrane, but the Company does not believe such technologies currently are production worthy, primarily because these technologies result in greater costs and slower turnaround times.

         Cerprobe estimates that products utilizing CerCardTM/epoxy ring and ceramic blade technologies account for approximately 85% of the world market for IC probe card products, that products utilizing the metal technology account for approximately 10% of the world market, and that products using other technologies constitute less than 5% of the available world market. All of Cerprobe's internally developed probe cards utilize either CerCardTM/epoxy ring or ceramic blade technologies. In addition, in March 1997, the Company entered into a joint venture with a French semiconductor testing and engineering company to assemble and repair a vertical probe device originally developed by IBM. The Company will be the exclusive distributor for the product in the U.S. and Asia.

         Cerprobe has invested over 20 years in the design of different types of PCBs, blades, and probes, and the manufacturing processes required to assemble these products into a finished probe card. Because the signals carried by the probe card are very sophisticated and vary by customer, Cerprobe manufactures many types of PCBs, blades and probes, each of which may be individually designed to meet the specifications of each customer.

ATE Interface Assemblies

         An ATE interface assembly is used to carry signals from the ATE to the probe card. An interface assembly typically consists of two intricate multilayer PCBs connected by either a system of cables varying in length from less than one inch up to six feet or increasingly, spring-loaded "pogo" contact pins. Interface assembly products range from small, single board, cable-type interfaces for less complex systems to high speed, high frequency, digital or mixed signal interfaces used in testing more complex ICs. One end of the interface connects to the ATE and the other to a probe card fixture mounted on a prober that holds the probe card in a stationary position. Each ATE interface assembly generally must be custom designed for each probe card application. Cerprobe's computer-aided design system is used to design the interface assemblies, each of which has hundreds of intricate signal lines. In each case, the integrity of the test is highly dependent on maintaining the quality of the signal between the ATE and the IC being tested.

         Cerprobe's ATE interface product line transmits a "clean" signal from the ATE to the probe card and carries a return signal back to the ATE after the circuit processes the signal. Cerprobe's interface products are designed to optimize the integrity of return signal data through the reduction of channel crosstalk and the matching of delay times and impedance, thereby realizing accurate circuit yields. Yield is the ratio of good circuits to total circuits per processed wafer and is an important cost factor for Cerprobe's customers. Because Cerprobe's interfaces enable the ATE to provide reliable yield data by allowing for clear signal transmission, interfaces can also be cost saving devices. Cerprobe's interface products feature ease of mechanical installation in the prober and facilitate access to the wafer during testing.

         Cerprobe also produces another interface product known as a "planarization motherboard" ("PMB"), which is a modified probe card fixture sometimes used in the manufacture, repair, and inspection of probe cards. Customers of Cerprobe that maintain and inspect their probe cards will continue to purchase PMBs even though their demand for other interface products may decrease. In addition, motherboards are a necessary part of Cerprobe's manufacturing operations.

         The useful life of the ATE interface theoretically should match the 5-7 year life of the ATE; however, any upgrade of the ATE and/or reconfiguration of the prober used with a specific ATE will necessitate a new ATE interface assembly. Accordingly, the Company's ATE interface products have an average life of 2-3 years.

         Cerprobe increased sales of ATE interfaces as a result of the acquisition in April 1995 of Fresh Test Technology Corporation, a company engaged primarily in the design, manufacture, and sales of ATE interface products. Cerprobe's ATE interface assemblies range in price from $1,000 to $65,000.

ATE Test Boards

         Through the acquisition of CompuRoute in December 1996, Cerprobe has expanded its products and services to include custom-designed ATE test boards for testing of ICs in packaged form. Some of these PCB-based products mount directly on the ATE test head, while others are interface or daughter boards, which consist of multiple PCBs connected either by cables or pogo pins. The Company has developed a number of master data bases for different ATEs, which are used as a starting design that is then customized for the particular IC to be tested.

         The Company also makes two other semiconductor test board products. The first is a product used to test ATE interface boards off-line, thereby eliminating the need for valuable ATE tester time, which is better utilized testing ICs. Each system, called an Auto-Verifier, consists of a test fixture, computer, printer, and test matrix interface mounted on a custom cart. This product may be used for either manual testing or volume production testing. The second product is an evaluation module product. Evaluation modules are assembled PCBs used by semiconductor manufacturers to demonstrate the capabilities of their ICs. Evaluation modules have been produced for such products as analog-to-digital converters, phase-lock loops, and audio amplifiers. Cerprobe's ATE test board products range in price from $10,000 to $70,000.

         The Company also designs and fabricates certain non-ATE boards. Some of these consist of high performance boards similar in complexity to ATE PCBs, while others consist of lower technology PCBs. Because non-ATE boards are easier to design and manufacture, competition is greater and profit margins are lower in this market, although volumes tend to be higher and production usually can be scheduled over a longer period of time.

         The CompuRoute acquisition also enabled the Company to internalize the fabrication of PCBs, which are a critical component in its probe card and ATE interface assembly products, rather than rely exclusively on third-party PCB manufacturers. In order to maximize consolidated profit margins, however, which typically are higher for PCBs sold to third parties, the Company intends to consume its internal PCB fabrication capacity only for prototypes, quick-turn customer needs, and research and development. The Company estimates that these activities will constitute less than 20% of its current internal capacity.

Wafer Prober Products and Services

         Through the acquisition of SVTR in January 1997, the Company has expanded its services to include refurbishing, reconfiguring, and servicing wafer probers. The wafer prober is a piece of capital equipment that successively positions each IC on a wafer so that the pads on the IC align under and make contact with the probes on the probe card, which is mounted on the wafer prober. The Company currently is focusing it services on wafer probers originally manufactured by Electroglas, Inc. ("Electroglas"), because the Company believes that Electroglas has the largest installed base of wafer probers in the world, outside of Japan.

         Prober refurbishment requires the Company to overhaul, reprofile, and recertify its customers' wafer probers. Refurbishing extends the life of the equipment and defers the need to buy new capital intensive probing equipment. The Company either develops independent sources for most of the components necessary for refurbishment or internally produces the part, particularly when the required part has been discontinued by the original equipment manufacturer.

         Prober reconfiguration requires the Company to retrofit its customers' wafer probers with greater/additional wafer diameter capability and/or accuracy positioning equipment. The Company has developed the components and processes necessary to reconfigure probers originally designed to handle six-inch wafers to the current advanced fab requirement of eight-inch wafers. Many fab production managers consider conversion of their existing six-inch equipment as an effective way to stretch their capital equipment budgets and an expedient way to upgrade to eight-inch wafer capability. Additionally, each conversion provides the Company with discarded six-inch components, which can be reconditioned and used for the Company's service and repair business. The Company also converts older generation four-inch probers into a single unit, which is able to handle four, five, and six-inch wafers. The demand for six-inch, wafer probers remains strong, especially in developing nations. The Company recently introduced a reaccurization service in which the customer's existing six-inch wafer probers are reprofiled and upgraded beyond their originally manufactured specifications to achieve the greater accuracy and performance that is required by many current standards. Additionally, the Company has developed add-on/enhancement products, including an automatic wafer transfer/handling system and probe-to-pad alignment positioning products.

         The Company also provides other prober services including providing maintenance and repair services and replacement parts for wafer probers through a network of direct and contract field service personnel in the U.S., Europe, and parts of Asia.

         Cerprobe's wafer prober products and services range in price from $40,000 to $150,000 per unit depending on options.

Engineering and Product Development

         Cerprobe recently expanded its engineering and product development efforts in order to remain competitive in its target markets. The Company has devoted and will continue to devote substantial resources to product development and materials and process engineering. Engineering and product development expenses were $902,909, $706,680, and $417,198 for the years ended December 31, 1996, 1995, and 1994, respectively, which represented 2.4%, 2.7%, and 2.9% of net sales, respectively. Cerprobe has from time to time collaborated with certain customers that pay Cerprobe to develop new product innovations. These customer receipts for engineering and product development are generally accounted for as offsets to the total expenses for the related project. There can be no assurance that Cerprobe will continue to be successful in securing such joint funding.

         During 1996, Cerprobe was awarded two engineering and product development contracts with SEMATECH, a consortium of leading U.S. semiconductor manufacturers and the U.S. government formed to promote technological innovation in the U.S. semiconductor industry. In the first agreement with SEMATECH, Cerprobe concentrated on the extension of present technology to include tighter pitches (i.e. placing probes closer together) as well as developing higher frequency testing characteristics. Advances in semiconductor technology have resulted in the shrinkage of circuitry patterns (from 200 microns to 90 microns, and smaller pad pitches) and increases in speed from 33 megahertz to over 100 megahertz. As semiconductors have become more sophisticated, the need to place the pads in the middle of the IC as well as on the perimeter has developed. An area array probe card makes it possible to test circuitry pads or bumps regardless of where they are located on the IC. The second agreement with SEMATECH called for Cerprobe to determine the best solution for probing the interior contact points of semiconductors. Pursuant to this agreement, in exchange for matching funds contributed by SEMATECH, Cerprobe retained the rights to any technology developed through these engineering and product development efforts. Cerprobe also believes it gains an added benefit from the SEMATECH relationship by being able to work with its semiconductor manufacturer partners to anticipate and address technological advances in semiconductor processing and testing.

Manufacturing

Probe Cards

         Probe cards follow a build-to-order manufacturing process, initiated by receipt of an order and related technical specifications from the semiconductor manufacturer customer. Probe card design consists of creating bills of material and manufacturing work instructions showing the required probe layout and interconnect scheme for the PCB. For certain complex designs, a custom ring or PCB design may be required.

         After the order is released to production, the probe needles are bent to the appropriate tip length and bend angle to meet individual customer specifications. Individual probes are inspected on an optical comparator for conformance to design requirements prior to advancing to the ring build stage. In the ring build stage, the probe tips are precisely positioned using a fixture and a template that matches the pads of the IC being tested. Once the probes are placed in position, the ring is secured with epoxy or ceramic-based epoxy, and the subassembly is placed in an oven for curing.

         The completed ring assembly is checked for initial planarity and tip depth and assembled to the PCB. Probes are then individually soldered to the appropriate interconnection points. Once soldering is complete, the probe tips are sanded and aligned to ensure consistent contact with the pads on the IC. Final quality checks include contact force measurement, workmanship inspection, and verification on a probe card analyzer for alignment, planarity, and interconnection accuracy.

ATE Interface

         ATE interfaces can follow either a build-to-order or a standard product build-to-inventory stock process. The former is most common and is used for most semiconductor manufacturer customers. The latter is primarily used for large ATE manufacturers that integrate the interface into their tester product for resale to their end customer, a semiconductor manufacturer.

         The build process is initiated after receipt of an order and product specifications from the customer. A preliminary bill of materials is created and an engineer is assigned to manage the design project. A cross-functional meeting is held to communicate the project goals and specifications to all departments. Design is commenced and long lead time raw materials are ordered. A preliminary design or layout is completed and submitted to the customer for approval. Final detailed drawings are then created.

         The drawings are logged in, approved, and then released for production by the Company's document control department. The Company's purchasing department then issues stamped drawings to suppliers for fabrication of machined parts. Purchased and machined parts are inspected for conformance to all critical design aspects. Accepted parts are forwarded to production control for kitting and then advanced to the production floor for assembly.

         Engineering and/or design team members then join the production team and quality assurance personnel to assemble and test the finished product for functionality and performance. The product is electrically tested for a variety of customer or product specifications. Finally, quality assurance personnel compare the product to the purchase order for completeness, inspect the packaging of the product, and release the product for shipment.

PCB Fabrication

         Cerprobe conducts its PCB fabrication and assembly operations through its newly acquired CompuRoute subsidiary in its Dallas, Texas facility. PCBs are manufactured using various raw materials. Most of the products manufactured for semiconductor testing consist of multilayer PCBs with up to 22 layers.

         PCB assemblies involve three separate production stages: design, fabrication, and assembly. Customers may use outside vendors such as the Company for any or all of these stages. The design stage consists of working with the customer to create a layout of the PCB wiring patterns on a personal computer or workstation using CAD software. Once the design is complete, the wiring patterns are transferred to film using a laser photo plotter. This film is used to photographically transfer the wiring pattern image onto copper-clad laminate material. Through a chemical milling process, the excess copper is then removed leaving the desired wiring pattern. If multiple layers of wiring patterns are required, they are fabricated independently and then combined in a lamination press using a temperature/pressure/time matrix process. The outside wiring patterns then receive an electro-plated finish of tin-lead, nickel, and/or gold. Soldermask is applied as an outer wiring pattern insulator, and identifying nomenclature is marked in a silk-screen process. The finished PCBs are then electrically tested and inspected to ensure that customer and industry requirements are met.

         During the assembly process, passive and active components are loaded by hand onto the PCB in accordance with customer specifications. The leads of the components are soldered to their respective termination points on the outer wiring patterns of the PCB. After passing through a series of cleaning and inspection points, the PCB is finished and ready for shipment to the customer.

Wafer Prober Services

         Cerprobe's recently acquired wafer prober services business provides a variety of services to a large installed base of wafer probers in North America, Europe, and Asia. These services include field service at the user's site and factory-based refurbishing and reprofiling to improve prober accuracy.

         Field service is provided by trained technicians consisting of both employees and contract representatives. The field service network provides on site maintenance, repair, and training. Field repair involves trouble shooting and replacement of components such as PCBs, cables, and electrical assemblies.

         Cerprobe refurbishes its customers' wafer probers at the Company's facilities. The units to be refurbished undergo an inspection and test regime, which thoroughly evaluates the prober's performance and accuracy and identifies components that are defective or have substandard operating characteristics. The equipment is completely disassembled and rebuilt, replacing all substandard components and assemblies and any parts that show excessive wear.

         The Company also provides a reaccurization service to its customer base that includes reprofiling as its major component. This service may be performed separately or in conjunction with refurbishing and is designed to improve the positioning accuracy of the user's older probers. Reprofiling is necessary to correct for the inaccuracies that may occur in manufacturing the linear motor and platen.

         The Company from time to time also remanufactures older equipment that it acquires on the open market using the processes described above for refurbishing and reprofiling.

Marketing, Sales, and Services

         Cerprobe markets its products in North America through direct technical sales persons. The Company has an extensive North American customer base. These customers represent the major merchant manufacturers of ICs, which manufacture ICs for resale, such as Motorola, Intel, and National Semiconductor. In addition, a significant part of Cerprobe's net sales are derived from sales to captive semiconductor operations, which manufacture ICs for their own internal use, such as IBM, Hewlett-Packard, and AT&T/Lucent. These merchant semiconductor manufacturers and captive semiconductor operations provide Cerprobe with a well-balanced customer base whose products serve the communications, computer, automotive, military, and aerospace industries. In addition to serving high volume established manufacturers, Cerprobe's products also are designed to meet the needs of emerging and leading edge technology firms such as those offering ASICs and GaAs (Gallium Arsenide devices). During 1996, Cerprobe's two largest customers, Intel and Motorola, accounted for approximately 15% and 12% of net sales, respectively. The Company's top five customers are Intel, Motorola, LSI Logic, IBM, and Hewlett-Packard, which together accounted for approximately 47% of net sales in 1996.

         Purchasers of probing products generally place a high value on service. Technical features and product quality also are attributes expected by Cerprobe's customers. The unique needs of purchasers of semiconductor testing products demand a high level of customer responsiveness. The Company's products usually require a high degree of customization in order to meet customer specifications. Response time, product design specifications, and rapid delivery typically are critical factors in customer satisfaction. In addition, the customer's evaluation of the design and performance of completed products can be quite subjective. To facilitate satisfaction of its customers' servicing needs, Cerprobe maintains five regional manufacturing, repair, and sales centers in Arizona, California, and Texas, and three manufacturing, repair, and sales facilities in Scotland, Singapore, and Taiwan to provide service to both the European and Asian markets.

         In addition to its regional service facilities, Cerprobe serves its domestic customers with full service sales offices strategically located to facilitate rapid response to major market centers and key customers. Cerprobe maintains sales offices in Oregon, Colorado, Florida, and Massachusetts.

         The Company utilizes a network of independent distributors in both Europe and Asia. Cerprobe's international business represented approximately 20% of net sales in 1996. Cerprobe believes the potential exists to increase sales in international markets and is positioning itself to initiate a more aggressive marketing and sales program in these markets in the future. In particular, Cerprobe intends to expand its sales efforts throughout Europe and has opened a manufacturing, repair, and sales facility in Scotland for the purpose of serving customers in Europe. In June 1995, the Company formed Cerprobe Asia PTE, LTD, a joint venture with Asian investors. Through the joint venture, Cerprobe established full service manufacturing, repair, and sales facilities in Singapore and Taiwan in April 1996 and January 1997, respectively, to penetrate the growing markets for the Company's products in Southeast Asia. The Japanese market has been difficult for the Company to penetrate. The Company believes that the Japanese semiconductor market is slightly larger than the U.S. market, but the Japanese manufacturers are being adequately serviced by Cerprobe's Japanese competitors. The Company is attempting to enter the Japanese market within the next 12 to 18 months through a joint venture arrangement with local Japanese investors.

         The Company intends to leverage its worldwide sales and service facilities to market and distribute all of the Company's products; however, international sales of ATE test boards and wafer prober equipment and services currently are coordinated primarily through its regional service centers in the U.S. The Company may not manufacture each of its products in each service location.

Competition

Probe Cards

         Cerprobe competes with several well-established domestic competitors and is becoming increasingly subject to significant competition internationally as it expands into foreign markets. In the IC probe card market, the Company's competitors include: Probe Technology Corporation, Wentworth Laboratories, Inc., and Micro-Probe, Incorporated, as well as numerous smaller competitors. These competitors manufacture and market epoxy ring probe cards, which have been accepted in the marketplace for over 20 years, and metal blade probe cards, which have been accepted in the marketplace for over 15 years. Epoxy ring and ceramic blade probe cards comprise approximately 85% of the available world market and metal blade probe cards comprise approximately 10% of the world market, according to the Company's internal research. The Company expects that probe card competition will increase in the future as integrated circuitry and probing technology become more sophisticated. Manufacturers of IC probe cards compete primarily on the basis of product performance, service, delivery time, and price. Cerprobe believes that it compares favorably with its competitors in these areas.

         Competition in the international market is significant and similar to that faced in the domestic market. Most of the probe cards sold outside the U.S. use epoxy ring technology. Cerprobe's competitive challenges in the international market are expected to be similar to those experienced domestically.

ATE Interface Assemblies

         Hand-wired connections have been Cerprobe's principal competition in the ATE interface assembly market. Historically, ATE end users have hand-wired the connections between the ATE and the probe card. More recently, however, the market for advanced ATE interface assemblies has been developing both domestically and internationally. Cerprobe competes with several well-established domestic companies in the ATE interface market, including ESH, Inc. ("ESH"), Micro Ceramix, Pier Electronics, and Troyco, as well as numerous smaller competitors. The Company competes in the market for ATE interface assemblies on the basis of performance specifications, service, and price.

ATE Test Boards

         The Company competes with a variety of companies engaged in each facet of the ATE test board market, including design, fabrication, and assembly services. In design services, the Company competes not only with companies such as Automated Circuit Design ("ACD") and ESH, but also with the in-house design groups of its customers. Although the Company's customers have outsourced an increasing amount of design work to outside vendors such as the Company during the past two years, there can be no assurance that this trend will continue. In addition, there are numerous PCB fabricators in the U.S., any one of which may compete directly with the Company. Specifically, MulTech Engineering Consultants and UniCircuits, Incorporated specialize in high layer count ATE PCBs such as those manufactured by the Company. Cerprobe believes, however, that ESH is the only other PCB fabricator specializing in the semiconductor ATE market with in-house design, fabrication, and assembly capability. Other companies, however, could acquire this capability and compete with the Company in the future. Cerprobe believes that the key competitive factors in the market for ATE test boards include cycle time, cost, experience, vertical integration, and technical capabilities. Because of its new facility and purchase of new equipment, Cerprobe believes that it is well-positioned to increase manufacturing capacity and to meet increasingly demanding delivery schedules. The Company believes that the integration of design, manufacturing, and assembly in one operation is a significant advantage over many of its domestic competitors. Cerprobe's strategy is to expand its market in this area to increase its domestic market share and pursue international market share through its existing sales and service facilities both domestically and internationally.

Wafer Prober Services

         The Company does not believe it has any material direct competition for its prober refurbishment and reconfiguration services, although certain prober manufacturers do provide some limited refurbishment services. There can be no assurance, however, that the Company will not face increasing competition from prober manufacturers or other potential competitors in the future. See "Special Considerations - Competition" contained in Item 1 of this report.

Backlog

         As of December 31, 1996, the Company had a backlog of orders of approximately $4.8 million, excluding CompuRoute, which was acquired in late December 1996. These orders are believed to be firm and all are expected to be filled during fiscal 1997. The backlog of orders at December 31, 1995 for Cerprobe only was approximately $2.9 million. The Company's business has not been seasonal to date.

Patents

         Cerprobe strives to improve its existing technology and will pursue patent protection for any new products it may develop in connection with such efforts. However, there can be no assurance that future patents on new products will be sought or issued or that Cerprobe's present patent position will be sufficient to protect its development of new products. While Cerprobe considers patents, licenses, and other intellectual property rights to be important, Cerprobe does not consider any single patent to be material to the conduct of its business. Cerprobe believes that its success will depend primarily on the technological competence and creative skills of its personnel rather than the protection of its existing patents or future patents.

Raw Materials

Probe Cards and ATE Interfaces

         The raw materials and components used by Cerprobe in the manufacturing and assembly process for probe cards and ATE interface assemblies include ceramic, tungsten, single and multiple PCBs, a variety of machined mechanical parts, probe needles, and metallized ceramic blades. These raw materials and components are readily available from a broad supplier base. Cerprobe has experienced no significant shortages in the recent past.

ATE Test Boards

         The raw materials and components used by Cerprobe in the manufacture and assembly of ATE test boards include circuit board laminates and passive electronic components, such as connectors, resistors, and capacitors. These raw materials and components are readily available from a broad base of suppliers. Cerprobe has experienced no significant shortages in the recent past.


Prober Refurbishment/Reconfiguration

         The parts used in the Company's wafer prober refurbishment and reconfiguration services consist of electronic components, PCBs, wire and cable, sheet metal assemblies, motor platens (linear motors), other electrical motors, mechanical components such as bearings, screws, and various machined metal parts. Most of these parts are readily available from a number of suppliers. The primary exception is the motor platen, which only is available from two suppliers. The Company has experienced no significant shortages in the recent past.

Environmental Regulations

         Cerprobe is subject to federal, state, and local provisions regulating the discharge of materials into the environment. Cerprobe has made certain leasehold improvements in order to comply with Environmental Protection Agency and local regulations. Although Cerprobe believes that it is in full compliance with all regulations, Cerprobe is unable to predict what effect, if any, the adoption  of more  stringent  regulation  would have on its  future  operations.
Cerprobe does not anticipate incurring any future material expenditures to remain in substantial compliance with presently applicable environmental regulation. See "Special Considerations - Potential Liability for Failure to Comply with Environmental Regulation" contained in Item 1 of this report.

Employees

         As of December 31, 1996, Cerprobe had 439 employees, including 108 employees of CompuRoute, which was acquired in December 1996. There are no collective bargaining agreements and Cerprobe considers its relations with its employees to be good.

Executive Officers

The  following  table  sets  forth  certain  information   regarding  Cerprobe's
executive officers.

Name                  Age    Position(s) with Cerprobe
----                  ---    -------------------------

C. Zane Close         47     President, Chief Executive Officer, and Director

Michael K. Bonham     58     Senior Vice President - Sales and Marketing

Randal L. Buness      40     Vice President, Chief Financial Officer, Secretary,
                             and Treasurer

Eswar Subramanian     39     Senior Vice President and Chief Operating Officer

Roseann L. Tavarozzi  42     Vice President, Corporate Controller, and Assistant
                             Secretary

Henry Wong            37     Vice President and Executive Director of Cerprobe
                             Asia

----------------

         C. Zane Close has served as President and Chief Executive Officer and as a director of Cerprobe since July 1990. From September 1989 to July 1990, Mr. Close served as Vice President and General Manager of Probe Technology Corporation, a corporation that develops, manufactures, and markets probing devices for use in the testing of ICs ("Probe Technology"). Mr. Close served as Vice President of Operations of Probe Technology from February 1985 to September 1989.

         Michael K. Bonham has served as Senior Vice President - Sales and Marketing of Cerprobe since June 1996. Prior to that time, Mr. Bonham served as Vice President of Sales and Marketing of Cerprobe from July 1990 to June 1996. From October 1988 to June 1990, Mr. Bonham served as Marketing Manager of the IC Probe and Curve Tracer Group of Tektronix, Incorporated, a manufacturer of electronic test measurement equipment (Tektronix"). From September 1984 to October 1988, Mr. Bonham served as Major Account Manager and Consulting Sales Engineer for the Semiconductor Cast Systems division of Tektronix.

         Randal L. Buness has served as Vice President, Chief Financial Officer, Secretary, and Treasurer of Cerprobe since June 1996. From September 1994 to June 1996, Mr. Buness served as Vice President - Finance and Administration, Chief Financial Officer, Secretary, and Treasurer of Three-Five Systems, Inc., a publicly held company traded on the New York Stock Exchange. Mr. Buness served as Chief Financial Officer, Secretary, and Treasurer of United Medical Network from January 1993 to September 1994. From January 1989 to January 1993, Mr. Buness worked as a self-employed consultant. Mr. Buness served as principal and manager with Arthur Young from January 1986 to January 1989 and served as a manager, senior, and staff accountant with Price Waterhouse from July 1979 to January 1986. Mr. Buness is a Certified Public Accountant.

         Eswar  Subramanian  has  served  as  Senior  Vice  President  and Chief
Operating Officer of Cerprobe since June 1996. Prior to that time, Mr. Subramanian served as Vice President of Engineering of Cerprobe from July 1990 to June 1996. Immediately prior to joining Cerprobe, Mr. Subramanian was Director of Development at Probe Technology, where he was responsible for the development and establishment of new probing technology and its production operations. From November 1984 to April 1990, Mr. Subramanian was Engineering Manager at Probe Technology and was responsible for the design, development, manufacture, and engineering of probing products.

         Roseann  L.   Tavarozzi  has  served  as  Vice   President,   Corporate
Controller, and Assistant Secretary of Cerprobe since June 1996. Ms. Tavarozzi served as Vice President - Finance of Cerprobe from April 1995 to June

1996 and as Vice President and Chief Financial Officer from March 1994 to March 1995. Prior to joining Cerprobe, Ms. Tavarozzi was the Corporate Controller for Quorum International, Ltd., an international distributor of security products. From May 1989 to April 1992, Ms. Tavarozzi was the Controller- Mid Continent for Core-Mark International, Inc., an international distributor of consumable products. Ms. Tavarozzi is a Certified Public Accountant.

         Henry Wong has served as Vice President and Executive Director of Cerprobe Asia since June 1996. Mr. Wong served as Vice President of Production of Cerprobe from July 1991 to June 1996. Prior to joining Cerprobe, Mr. Wong was Chief Technologist of probe card production at Probe Technology, where he was involved in the manufacture and design of probe cards as well as production operations and research and development. Prior to his affiliation with Probe Technology in 1983, Mr. Wong worked with Rucker and Kolls, a California manufacturer of probe cards.


                             Special Considerations

         The following factors, in addition to those discussed elsewhere in this report, should be considered carefully in evaluating the Company and its business. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements and factors set forth below identify important trends, factors, and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this report or other filings made by the Company under the Securities Exchange Act of 1934.

Uncertainties Accompanying Integration of Acquired Businesses; Management of Growth

         Significant uncertainties accompany any business combination and its implementation with respect to the ability of the Company to integrate administrative functions, management resources, and sales and marketing distribution systems in order to achieve operating efficiencies. There can be no assurance that the Company will be able to successfully integrate the operations of CompuRoute and SVTR following their recent acquisition by the Company. The inability to achieve the anticipated operating efficiencies could have a material adverse effect on the Company's operating results. The CompuRoute and SVTR acquisitions also will result in significant growth in the Company's operations. To manage this growth effectively, the Company will be required to expand its existing operating and financial systems and controls and to manage a substantial increase in its employee base. To the extent that the Company's management is unable to assume or perform these combined duties, the business of the Company could be materially and adversely affected. There can be no assurance that the management systems and controls currently in place or any steps taken to expand such management systems and controls will be adequate in the future.

Factors Affecting Operating Results

         The Company's operating results will be affected by a wide variety of factors that could have a material adverse effect on its net sales and profitability, many of which are beyond its control. These factors include the Company's ability to design and introduce new products on a timely basis, customer demand for the Company's products, the level of orders that are received and can be delivered in a quarter, customer order patterns, product performance and reliability, utilization of manufacturing capacity, the availability and cost of raw materials, equipment and other supplies, the cyclical nature of the semiconductor industry, technological changes, competition and competitive pressures on prices, and economic conditions in the U.S. and worldwide markets served by the Company. The Company's products are utilized in the testing of ICs used by a wide variety of computer, automotive, communications, and aerospace manufacturers. A slowdown in demand for products that utilize ICs as a result of economic or other conditions in the U.S. or worldwide markets served by the Company could have a material adverse effect on its operating results.

Dependence on New Products and Technologies

         The Company operates in an industry subject to rapid change. Technological advances, the introduction of new products, and new design and manufacturing techniques could materially and adversely affect the Company's operations unless it is able to adapt to the resulting change in conditions. The Company's future operating results will depend to a significant extent on its ability to continue to develop and introduce new products on a timely basis that compete effectively on the basis of price, performance, and delivery and that address customer requirements. The success of new products depends on various factors, including proper new product selection, timely completion and introduction of new product designs, and development of support tools and collateral literature that make complex new products easy for engineers to understand. There can be no assurance that any new products will receive or maintain substantial market acceptance. If the Company is unable to design, develop, and introduce competitive products on a timely basis, its future operating results may be materially and adversely affected.

Inability to Maintain Manufacturing Yields and Delivery Schedules

         The design and manufacture of probe cards, ATE interface products, test PCBs, and wafer prober equipment and services by the Company are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of the design and production personnel and equipment. As is typical in the industry, the Company from time to time has experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. The Company's operating results could be materially and adversely affected if it is unable to maintain high levels of productivity and/or to maintain satisfactory delivery schedules.

Competition

         Cerprobe competes with several well-established domestic companies in the IC probe card market, including Probe Technology Corporation, Wentworth Laboratories, Inc., and Micro-Probe, Incorporated, as well as numerous smaller competitors, and is becoming increasingly subject to significant competition internationally as the Company expands into foreign markets. Such competitors manufacture and market epoxy ring probe cards, which represent the significant majority of the domestic and international markets, and metal blade probe cards, which represent only a small portion of those markets. Cerprobe also encounters competition in the manufacture and sale of ceramic blade probe cards, although ceramic blade probe cards currently are produced by Cerprobe and only to a limited extent by Wentworth Laboratories, Inc. and Accuprobe, Inc. and represent only a small portion of the total market for probe cards. Competition may increase in the future as integrated circuitry and probing technology become more sophisticated. Cerprobe competes primarily on the basis of price, performance, and delivery.

         Cerprobe believes that ESH is the only other domestic manufacturer of ATE interface assemblies with complete in-house design, fabrication, and assembly capabilities. Other competitors currently provide only one or two of these services (usually design and assembly) but could acquire other capabilities and compete with Cerprobe in the future. In design services, Cerprobe competes with small design houses, such as Dolphin Designs, as well as the in-house design groups of its customers. Competition may increase in the future as test equipment and testing technology become more sophisticated.

         The Company competes with a variety of companies engaged in each facet of the ATE test board market, including design, fabrication, and assembly services. In design services, the Company competes not only with companies such as Automated Circuit Design ("ACD") and ESH, but also with the in-house design groups of its customers. Although the Company's customers have outsourced an increasing amount of design work to outside vendors such as the Company during the past two years, there can be no assurance that this trend will continue. In addition, there are numerous PCB fabricators in the U.S., any one of which may compete directly with the Company. Specifically, MulTech Engineering Consultants and UniCircuits, Incorporated specialize in high layer count ATE PCBs such as those manufactured by the Company. Cerprobe believes, however, that ESH is the only other PCB fabricator specializing in the semiconductor ATE market with in-house design, fabrication, and assembly capability. Other companies, however, could acquire this capability and compete with the Company in the future.

         The Company does not believe it has any material direct competition for its wafer prober refurbishment and reconfiguration services, although the prober manufacturers, such as Electroglas, Inc., Tokyo Electron Labs, and Tokyo Semitsu, do provide some limited refurbishment services. These wafer prober manufacturers have greater financial, engineering, and manufacturing resources than the Company and larger service organizations and long-standing customer relationships. There can be no assurance that levels of competition in the market for wafer prober refurbishing and reconfiguration services will not intensify in the future.

Risks of International Trade and Currency Exchange Fluctuations

         Approximately 20% of Cerprobe's net sales for 1996 were to international customers. Given Cerprobe's efforts in establishing production and sales facilities in Scotland and Singapore, as well as the opening of a production and sales facility in Taiwan in January 1997, Cerprobe anticipates that sales to international customers will increase in the future. The foreign manufacture and sale of products and the purchase of raw materials and equipment from foreign suppliers may be materially and adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the U.S. or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, as well as Cerprobe's ability to form effective joint venture alliances in order to compete in restrictive markets, could materially and adversely affect Cerprobe's ability to manufacture or sell products in foreign markets and purchase materials or equipment from foreign suppliers. In countries in which Cerprobe conducts business in local currency, currency exchange fluctuations could adversely affect Cerprobe's net sales or costs. In addition, the laws of certain foreign countries may not protect Cerprobe's intellectual property rights to the same extent as the laws of the United States.

         A portion of Cerprobe's foreign transactions are denominated in currencies other than the U.S. dollar. Such transactions expose Cerprobe to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. Cerprobe has not engaged in transactions to hedge it currency risks, but may do so in the future. Although Cerprobe has not incurred any material exchange gains or losses, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse effect on Cerprobe's operating results.

Cyclicality of the Semiconductor Industry; Significant Capital Requirements

         The semiconductor industry in general has been characterized by cyclicality. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production over-capacity. Cerprobe has sought to reduce its exposure to industry cyclicality by selling products to a geographically diverse base of customers across a broad range of market applications. However, the Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy. Although the semiconductor industry has experienced increased demand in the past, there can be no assurance that the Company will continue to experience the current level of demand for its products.

         The probe card, ATE interface, PCB fabrication, and wafer prober services industries are also capital intensive. In order to remain competitive, the Company must continue to make significant investments in capital equipment for engineering and product development. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, the Company's operating results may be materially and adversely affected if net sales do not increase sufficiently to offset the increased costs. The Company may from time to time seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand its production facilities and capital equipment. The timing and amount of any such capital requirements cannot be predicted at this time and will depend on a number of factors, including demand for the Company's products, product mix, changes in industry conditions, and competitive factors. There can be no assurance that any such financing will be available on acceptable terms, and that any additional equity financing would not result in additional dilution to existing investors.

Risks Associated with Acquisition Strategy

         The success of Cerprobe's acquisition strategy will depend primarily on its ability to identify, acquire, and operate other businesses that complement Cerprobe's existing business. There can be no assurance that any suitable acquisitions can be identified or consummated or that the operations of any businesses that are acquired will be successfully integrated into Cerprobe's operations. In addition, increased competition for acquisition candidates could increase purchase prices for acquisitions to levels that make such acquisitions unfavorable. As of the date of this report, Cerprobe has no binding agreements to effect any acquisitions. Cerprobe anticipates that it will use cash and/or its securities, including Cerprobe common stock, as the primary consideration for any future acquisitions. The size, timing, and integration of any future acquisitions could cause substantial fluctuations in operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year. These fluctuations could materially and adversely affect the market price of Cerprobe common stock.

Potential Liability for Failure to Comply with Environmental Regulations

         The Company is subject to a variety of federal, state, and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Although the Company believes that its activities are in substantial compliance with presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of its production, or a cessation of its operations. Such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Any failure by the Company to control the use or adequately restrict the discharge of hazardous substances could subject it to future liabilities.

Dependence on Management and Other Key Personnel

         The Company's success depends upon the retention of certain key personnel and the recruitment and retention of additional key personnel. The loss of existing key personnel or the failure to recruit and retain necessary additional personnel by the Company could materially and adversely affect its business prospects. There can be no assurance that the Company will be able to retain its current personnel or attract and retain necessary additional personnel. Future growth will further increase the demand on the Company's resources and require the addition of new personnel and the development of additional expertise by existing personnel. The failure of the Company to attract and retain personnel with the requisite expertise or to develop such expertise internally could materially and adversely affect the prospects for its success. Cerprobe has entered into employment agreements with certain executive officers that are effective for one year and are each subject to automatic renewal for terms of one year.

Control by Current Stockholders

         The directors and executive officers of Cerprobe and their affiliates currently own beneficially approximately 23.9% of Cerprobe common stock. Accordingly, these persons, if they act as a group, will be able to elect at least one member to the Company's Board of Directors and may be able to exert significant influence regarding the outcome of other matters requiring approval by the stockholders of the Company.

Price Volatility of Cerprobe Common Stock

         The market price of Cerprobe common stock has experienced significant volatility during the past two years. See "Market for Common Equity and Related Stockholder Matters" contained in Item 5 of this report. The trading price of Cerprobe common stock in the future could be subject to wide fluctuations in response to quarterly variations in operating results of Cerprobe and others in its industry, actual or anticipated announcements concerning Cerprobe or its competitors, changes in analysts' estimates of Cerprobe's financial performance, general conditions in the semiconductor industry, general economic and financial conditions, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have adversely affected the market prices for many companies involved in high technology manufacturing and related industries and which often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors could have a material adverse effect on the market price of Cerprobe common stock.

Rights to Acquire Shares; Potential Issuance of Additional Shares

         In accordance with the terms of Cerprobe's Series A Convertible Preferred Stock ("Convertible Preferred Stock"), up to 27,839 additional shares of Cerprobe common stock may be issued upon conversion of the Convertible Preferred Stock. As of March 20, 1997, options to acquire a total of 568,298 shares were outstanding under the Company's stock option plans. The Company also has registered for offer and sale up to 207,834 shares of its common stock, which are reserved for issuance pursuant to the Company's stock option plans. In addition, the Company has granted non-employee options to purchase up to 10,000 shares of common stock. The Company also has issued warrants to purchase up to 39,275 shares of common stock in connection with the sale of the Convertible Preferred Stock. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Company's common stock with resulting dilution in the interests of holders of common stock. The existence of such stock options and warrants could adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its common stock on terms more favorable to the Company than those provided by the exercise of such options and warrants. Cerprobe also has the authority to issue additional shares of common stock and shares of one or more series of convertible preferred stock. The issuance of such shares could result in the dilution of the voting power of outstanding shares of Cerprobe common stock and could have a dilutive effect on earnings per share.

Shares Eligible for Future Sale

         Sales of substantial amounts of Cerprobe common stock in the public market could adversely affect prevailing market prices. As of March 20, 1997, there were 6,353,047 shares of Cerprobe common stock outstanding, 5,160,158 shares of which were freely transferable without restriction under the Securities Act, unless held by an "affiliate" of the Company, as that term is defined under the Securities Act. Cerprobe also has outstanding 562,857 restricted shares, as that term is defined under Rule 144 (the "Restricted Shares") under the Securities Act, that are eligible for sale in the public market subject to compliance with the holding period, volume limitations, and other requirements of Rule 144. As a result of recent changes to Rule 144, on April 30, 1997, these 562,857 Restricted Shares of common stock will become eligible for resale without restriction pursuant to Rule 144(k), unless held by an affiliate of the Company. In addition, 330,032 shares held by the former principal shareholder of CompuRoute are subject to Rule 145 of the Securities Act, which requires affiliates to sell any stock acquired in the acquisition in accordance with the volume and manner of sale restrictions under Rule 144. The former principal shareholder of CompuRoute has agreed not to sell, publicly or privately, any of the 330,032 shares acquired by her in connection with the CompuRoute acquisition until December 27, 1997, and no more than the greater of 1% of the outstanding shares of Cerprobe common stock, or 50,000 shares, in any 90-day period during the succeeding 12-month period. Subject to the terms of this lock-up agreement, this same shareholder will have certain registration rights covering the resale of shares of Cerprobe common stock acquired by her in the CompuRoute acquisition for as long as she is subject to the volume limitations on resale under Rule 145. The former principal shareholder of SVTR has agreed generally not to sell, publicly or privately, any of the 300,000 shares acquired by him in connection with the SVTR acquisition until January 15, 1998, on which date such shares will become eligible for resale subject to the volume limitations and other requirements of Rule 144.

Patents, Licenses, and Intellectual Property Claims

         The Company has acquired certain patents, licenses, and other intellectual property rights covering certain of its products and manufacturing processes. While the Company considers these patents, licenses, and other intellectual property rights to be important, it does not consider any single patent to be material to the conduct of its business.

Change in Control Provisions

         Cerprobe's First Restated Certificate of Incorporation (the "Restated Certificate") and the Delaware General Corporation Law (the "Delaware GCL") contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of Cerprobe, even when these attempts may be in the best interest of stockholders. The Restated Certificate also authorizes the Board of Directors, without stockholder approval, to issue one or more series of preferred stock which could have voting and conversion rights that adversely effect the voting power of the holders of Cerprobe common stock. The Delaware GCL also imposes conditions on certain business combination transactions with "interested stockholders" (as defined therein).

Cautionary Statement Regarding Forward - Looking Statements

         This report contains various forward-looking statements that are based on certain assumptions made by the Company, as well as assumptions made in reliance on information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "intend," "estimate," "should," "will likely," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions, including those identified under "Special Considerations." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.

ITEM 2.           DESCRIPTION OF PROPERTIES

         Cerprobe's current principal executive offices and primary manufacturing facility are located at 600 S. Rockford Drive, Tempe, Arizona. The Company leases approximately 30,000 square feet of office and manufacturing space at that location. The lease expires on March 31, 1997 and has been extended until May 31, 1997. Cerprobe also occupies approximately 16,000 square feet of office and manufacturing space in Chandler, Arizona. The term of the lease expires on November 30, 1998. Cerprobe utilizes an additional 6,000 square feet of office and warehouse space in Chandler, Arizona pursuant to a lease ending March 31, 1997. Cerprobe occupies approximately 34,000 square feet for its manufacturing facilities in San Jose, California and 7,000 square feet for its facilities in Austin, Texas under leases expiring on July 31, 2002 and March 31, 2002, respectively. The Company's international service centers occupy the following space with leases expiring as indicated: East Kilbride, Scotland occupies 5,000 square feet expiring on August 27, 1999; Hsin Chu, Taiwan occupies 5,000 square feet expiring on August 31, 2001; and Singapore occupies 1,000 square feet expiring on September 2, 1998. In addition, Cerprobe leases space for its sales offices in Richardson, Texas; Beaverton, Oregon; Colorado Springs, Colorado; and Boca Raton, Florida. Cerprobe's aggregate monthly rental payments for these facilities are approximately $87,000.

         In connection with the acquisition of CompuRoute, Cerprobe purchased the land and building currently occupied by CompuRoute located in Dallas, Texas. The purchase price was approximately $2.2 million, including the assumption of a promissory note, secured by the property, which has an outstanding principal balance of approximately $1,030,000. The approximately 35,000 square foot facility was custom built for CompuRoute in 1995 and houses the Company's PCB design, manufacturing assembly, and sales operations.

         In connection with the acquisition of SVTR, the Company acquired SVTR's current principal executive offices and primary manufacturing facilities, which are located in California, Arizona, and Texas. The Company leases approximately 10,000 square feet of executive office space in Santa Clara, California. This lease will expire on February 28, 2001. The manufacturing activities occupy approximately 15,300 square feet in three locations pursuant to leases expiring on September 30, 1997, February 19, 1998, and March 31, 1998. The Company acquired two additional locations, which are used as sales service offices in Tempe, Arizona, and Dallas, Texas. The Arizona location occupies 1,000 square feet pursuant to a month to month lease. The Texas location occupies 2,272 square feet pursuant to a lease that will expire on November 30, 1998. The aggregate monthly rental payments for these facilities are $19,789.

         In September 1996, construction began on Cerprobe's new corporate headquarters facility in Gilbert, Arizona. Cerprobe expects the facility to be completed in the spring of 1997. In addition to executive and administrative offices, the facility will house Cerprobe's manufacturing and engineering and product development operations. Upon completion, Cerprobe intends to consolidate its Arizona operations, which are currently divided between three locations, into the 83,000 square foot facility, which is being constructed on a 12-acre parcel of land. The facility and land is owned by CRPB Investors, L.L.C. ("CRPB Investors"). Cerprobe owns a 36% interest in CRPB Investors. Cerprobe has entered into a long-term lease with CRPB Investors commencing on the date of substantial completion of the facility. The initial term of the lease is 15 years with seven options to extend the lease for successive five-year terms. The initial lease rate is dependent on final construction cost, but currently is estimated at approximately $73,000 per month, which will increase the Company's total monthly facility lease expense by approximately $34,000. Cerprobe believes that its existing facilities are adequate to meet its requirements until additional production capacity becomes available upon completion of the new facility.


ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 1996.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock began trading in the over-the-counter market on the Nasdaq system on September 29, 1983 and commenced trading on the Nasdaq National Market on August 10, 1995 under the symbol "CRPB." On March 20, 1997, the closing price for the Company's common stock was $12.13. The following table sets forth the high and low last sale prices of the Company's common stock for the periods indicated, as reported on the Nasdaq National Market.

                                                         High          Low
                                                         ----          ---
1994:
   First Quarter...................................       6 1/2         5
   Second Quarter..................................       5 1/4         4 1/2
   Third Quarter...................................       5 3/4         5 1/2
   Fourth Quarter..................................       4 3/4         4 1/4

1995:
   First Quarter...................................       6             5
   Second Quarter..................................       8 1/4         5 1/2
   Third Quarter(1)................................      10 1/2        10
   Fourth Quarter..................................      17            16 3/4

1996:
   First Quarter...................................      15 1/4        12 3/8
   Second Quarter..................................      14 1/8        11 1/2
   Third Quarter...................................      12 1/8         7 7/8
   Fourth Quarter..................................      14 3/8         9


(1) Prior to August 10, 1995, prices represent high and low bid quotations on Nasdaq. Bid quotations represent interdealer quotations, which exclude retail markups or mark-downs and commissions and may not necessarily represent actual transactions.

         Cerprobe paid a one-time dividend of $.03 per share on its common stock on May 23, 1994, but typically does not pay dividends on its common stock and does not anticipate that it will do so in the future. Cerprobe currently does not intend to declare or pay any cash dividends, and intends to retain any future earnings for reinvestment in its business. Payments of dividends in the future will depend on Cerprobe's growth, profitability, financial condition, and other factors that Cerprobe's Board of Directors may deem relevant. The Company's revolving credit facility contains restrictions on the Company's ability to pay cash dividends, and future borrowings may contain similar restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         As of March 20, 1997, there were approximately 2,360 holders of record of Cerprobe common stock.

ITEM 6. SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table summarizes certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto appearing elsewhere herein. The data have been derived from the consolidated financial statements of the Company audited by KPMG Peat Marwick LLP, independent public accountants, for years 1994 through 1996 and by Deloitte & Touche LLP, independent public accountants, for years 1992 and 1993.

                                                                           Year Ended December 31,
                                                     -------------------------------------------------------------------
                                                        1996(1)       1995          1994          1993         1992
                                                        -------       ----          ----          ----         ----
                                                                  (in thousands, except per share amounts)

Consolidated Statements of Operations:

Net sales                                                 $37,308     $26,099        $14,251       $11,212       $8,060
                                                          -------     -------        -------       -------       ------

Costs and expenses:
  Cost of sales                                            20,343      13,706          8,214         6,768        4,914
  Selling, general and administrative                      10,725       7,503          3,693         2,398        1,827
  Engineering and product development                         903         707            417           336          246
  Purchased research and development                        4,584         ---            ---           ---          ---
                                                          -------     -------        -------       -------      -------
                                                           36,555      21,916         12,324         9,502        6,987
                                                          -------     -------        -------       -------      -------
Operating income                                              753       4,183          1,927         1,710        1,073
                                                          -------     -------        -------       -------      -------

Other income (expense)
  Interest income                                             467          45             19             1          ---
  Interest expense                                          (222)       (154)          (115)         (132)        (304)
  Other income                                                247         140             92            13           22
                                                         --------     -------        -------       -------      -------
                                                              492          31            (4)         (118)        (282)
                                                         --------     -------       -------       -------      -------

Income before provision for income taxes,
   minority interest, and extraordinary item                1,245       4,214          1,923         1,592          791
Provision for income taxes                                (2,701)     (1,812)          (710)          (90)        (321)
Minority interest share of loss                                95         ---            ---           ---          ---
                                                         --------     -------       --------       -------      -------

Net income (loss) before extraordinary item               (1,361)       2,402          1,213         1,502          470
Extraordinary item - prior years' NOLs                        ---         ---            ---           ---          301
                                                         --------     -------       --------       -------     --------

Net income (loss)                                        $(1,361)      $2,402         $1,213        $1,502         $771
                                                        =========     =======       ========       =======     ========

Net income (loss) per common and common equivalent share:

   Primary                                                $(0.30)       $0.59          $0.36         $0.41        $0.31

   Weighted average number of common
   shares and common equivalent shares                      4,580       4,071          3,387         3,688        2,502

   Fully diluted                                           $(0.30)      $0.49          $0.30         $0.35        $0.21

   Weighted average number of common
   shares and common equivalent shares                      4,580       4,862          4,007         4,349        3,680

Consolidated Balance Sheet Data
(at end of period):

Working capital                                            $9,903      $4,772         $3,572        $2,777       $1,551
Total assets                                               31,411      14,967          7,015         4,674        3,083
Long-term debt                                              1,742         981            791           748          859
Stockholders' equity                                       23,130      10,656          4,923         3,063        1,304

-----------------

(1) Includes a one-time write-off of purchased research and development costs of $4,584,000 or $1.00 per share related to the acquisition of CompuRoute, Inc. in December 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and General Development of Business

         Cerprobe was incorporated in California in 1976 and reincorporated in Delaware in May 1987. The Company designs, manufactures, markets, and services high performance products and equipment for use in the testing of integrated circuits ("ICs") for the semiconductor industry. Cerprobe's products and services enable semiconductor manufacturers to test the integrity of their ICs during the batch fabrication stage of the manufacturing process used in manufacturing ICs in wafer form.

         The Company has grown substantially over the last three years as the Company has benefited from the substantial growth in the worldwide demand for ICs. Net sales have increased from $14.3 million for 1994, to $26.1 million for 1995, and to $37.3 million for 1996. Similarly, the Company's net income has increased from $1.2 million for 1994, to $2.4 million for 1995, and to $3.2 million for 1996 (before a one-time charge for purchased in-process research and development of $4.6 million, resulting in a net loss of $1.4 million). This growth resulted primarily from internal product development and strategies. However, the Company also benefited from its acquisition in April 1995 of Fresh Test Technology Corporation, whose complementary products contributed approximately $4 million to 1995 net sales and approximately $7 million to 1996 net sales. To further expand its semiconductor test product and service offerings, Cerprobe acquired CompuRoute, Inc., a company engaged in the design, manufacture, and marketing of complex, multilayer PCBs primarily for use in semiconductor testing applications ("CompuRoute"), in December 1996 and Silicon Valley Test & Repair, Inc., a company that refurbishes, reconfigures, and services wafer probers ("SVTR"), in January 1997. CompuRoute's net sales and net income for its fiscal year ended December 31, 1996 were $10.4 million and $0.5 million, respectively, and SVTR's net sales and net loss for the same period were $14.6 million and $0.4 million, respectively.

         The Company believes that it is positioned to continue its growth as a result of its strength in designing, producing, and delivering, on a timely and cost-efficient basis, a broad range of custom or customized, high quality test products and services for semiconductor manufacturers in the U.S., Europe, and Asia. The Company maintains regional full service facilities in Arizona, California, and Texas as well as sales offices in Oregon, Colorado, Florida, and Massachusetts to service the U.S. market for its products and services. The Company maintains a full service facility in Scotland to serve the European market, and opened full service facilities in Singapore and Taiwan in April 1996 and January 1997, respectively, to serve the Southeast Asia market. Each of the Company's facilities is located in proximity to semiconductor manufacturing centers.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.


                                                   Year Ended December 31,
                                               ------------------------------

                                                1996(1)     1995       1994
                                                -------     ----       ----

Net sales                                        100.0%    100.0%      100.0%
                                                 -----     -----       -----

Costs and expenses:

     Cost of sales                                54.5      52.5        57.6

     Selling, general and administrative          28.7      28.8        25.9

     Engineering and product development           2.4       2.7         2.9

     Purchased research and development           12.3      --         --
                                                 -----     -----       -----

                                                  97.9      84.0        86.4
                                                 -----     -----       -----

Operating income                                   2.1      16.0        13.6
                                                 -----     -----       -----

Other income (expense):

     Interest income                               1.3       0.2         0.1

     Interest expense                             (0.6)     (0.6)       (0.8)

     Interest and other income                     0.6       0.5         0.6
                                                 -----     -----       -----

                                                   1.3       0.1       (0.1)
                                                 -----     -----      -----

Income before provision for income taxes
     and minority interest share of loss           3.4      16.1        13.5

Provision for income taxes                        (7.2)     (6.9)       (5.0)

Minority interest share of loss                    0.2      --         --
                                                 -----     -----       -----



Net income                                        (3.6)%     9.2%        8.5%
                                                  ======   ======      ======

-----------------
(1) Includes a one-time write-off of purchased research and development costs of $4,584,000 related to the acquisition of CompuRoute, Inc. in December 1996.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

         Net sales for 1996 were $37,308,199, an increase of 43% over net sales of $26,098,637 for 1995. This increase in net sales reflects a continuation of higher order rates for Cerprobe's probe card products, especially its CerCardTM product line, and increased sales from Cerprobe's international operations. International net sales in 1996 were $7,334,472 compared to $2,965,171 in 1995, an increase of 147%.

         The gross margin for 1996 was $16,964,683, an increase of 37% from the gross margin of $12,392,202 for 1995. Gross margin as a percentage of sales decreased from 47% in 1995 to 45% in 1996. The decrease in gross margin as a percentage of sales is primarily a result of a change in product mix, which includes a higher ratio of

ATE interface product sales and an increase in manufacturing capacity to meet anticipated customer demand and maintain satisfactory delivery schedules.

         Selling, general and administrative expenses were $10,725,075 for 1996 compared to $7,502,598 for 1995, an increase of 43%. The increase in selling, general and administrative expenses resulted primarily from the increase in fixed general and administrative costs due to Cerprobe's continued domestic facilities expansion and the start up of Asian operations.

         Engineering and product development expenses were $902,909 for 1996, an increase of 28% over $706,680 for 1995. This increase resulted from Cerprobe's continued emphasis on engineering and product development in an effort to anticipate and address technological advances in semiconductor testing. During 1996, Cerprobe was awarded two engineering and product development contracts by SEMATECH, the U.S. semiconductor industry consortium. Cerprobe also performs ongoing contract engineering and product development in collaboration with Micro Electronics & Computer Technology Corporation, a consortium of customers and the U.S. government. Contract revenues from these consortia are generally accounted for as an offset to the total expenses incurred for the respective projects.

         Purchased research and development costs from the acquisition of CompuRoute totalled $4,584,000. On December 27, 1996, Cerprobe acquired CompuRoute, a designer and fabricator of complex, multilayer PCBs used in semiconductor testing. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values. The value of purchased in-process research and development in connection with the acquisition was $4,584,000. The current state of the research and development products/processes is not yet at a technologically feasible or commercially viable stage. Cerprobe does not believe that the research and development products/processes have any future alternative use because if they are not finished and brought to ultimate product or process completion they have no value. Therefore, consistent with generally accepted accounting principles, Cerprobe took a one-time charge for the full value of the purchased in-process research and development.

         Interest expense was $221,248 for 1996 as compared to $153,758 for 1995, an increase of 44%. Cerprobe anticipates interest expense will increase in 1997 due to debt acquired in its acquisition of CompuRoute and SVTR as well as capacity expansion both domestically and internationally.

         Interest income was $467,043 in 1996 as compared to $44,697 for 1995. This represents a 945% increase from 1995 and is attributable to the interest earned on the net proceeds from the issuance of Convertible Preferred Stock in January 1996. Cerprobe expects a significant reduction in interest income in 1997, as the net proceeds of the Convertible Preferred Stock were used in the CompuRoute and SVTR acquisitions.

         The minority interest from Asian operations of $94,854 represents the Company's joint venture partners' share (30%) of the loss from Cerprobe Asia PTE, Ltd.

         The provision for income taxes increased to $2,701,000, which represents an effective tax rate of 46% for 1996, excluding the non-deductible purchased in-process research and development costs of $4,584,000, versus $1,811,727, which represents an effective rate of 43% for 1995. The increased effective tax rate, as adjusted for 1996, was due primarily to the benefit in 1995 of the Company's net operating loss carryforwards and the tax benefit of research tax credits.

         Net loss for 1996 was $1,360,790, a decrease in net income of $3,763,037, or 157%, from net income of $2,402,247 for 1995. This decrease is primarily due to the write-off of the purchased in-process research and development costs from the CompuRoute acquisition in the amount of $4,584,000. Excluding this one-time charge, net income for 1996 would have been $3,223,210 or 9% of net sales for 1996 as compared to 9% of net sales for 1995.

Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

         Cerprobe's net sales in 1995 increased 83% from 1994, primarily as a result of increased sales of its CerCardTM product line. The significant sales increase in the CerCardTM product line was due primarily to an increase in market share and continued strength in the semiconductor industry.

         The gross margin increased $6,354,683 from the comparable figure in the prior year. Gross margin as a percentage of sales increased from approximately 42% in 1994 to approximately 47% in 1995. The increase in gross margin and gross margin as a percentage of sales resulted primarily from the increase in net sales and the positive effect of fixed costs being spread over a larger revenue base. Although the strength in the semiconductor industry positively impacted sales, price competition in the market place continued to prevent Cerprobe from raising prices for its products.

         Selling, general and administrative expenses increased to $7,502,598, or 29% of net sales in 1995, from $3,693,401, or 26% of net sales in 1994. The increased selling, general and administrative expenses resulted primarily from the increase in fixed general and administrative costs due to the Company's continued facility expansion and the acquisition of Fresh Test Technology Corporation.

         Engineering and product development expenses increased by $289,482, or approximately 69%, from the prior period, reflecting a controlled expansion of engineering and product development efforts. This effort to maintain engineering and product development expenses at lower than historical levels reflected Cerprobe's then current strategy to focus engineering activity on improvements in current technology rather than the development and implementation of new products. During 1995, Cerprobe continued tight controls over engineering and product development spending.

         Interest expense in 1995 was $153,758, a slight increase from the $115,254 of interest expense of 1994.

         Total other income (expense) was $31,050 in 1995 compared to ($3,576) in 1994. Other income (expense) primarily resulted from interest income on cash balances and interest expense on debentures and financed property and equipment.

         Cerprobe's net income increased to $2,402,247 in 1995 from $1,212,823 in 1994. The increase in net income was primarily due to the increase in net sales and gross margin.

Quarterly Results of Operations

         The following table presents unaudited consolidated financial results for each of the eight quarters in the period ended December 31, 1996. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                     Quarters Ended
                                     ------------------------------------------------------------------------------
                                                      1996                                    1995
                                     --------------------------------------  --------------------------------------
                                     Dec 31(1)  Sep 30   June 30    Mar 31   Dec 31    Sept 30    June 30   Mar 31
                                     --------   ------   --------  --------  -------   --------   -------   -------
                                                        (in thousands, except per share amounts)
Consolidated Statements of Operations:

Net sales                              $9,149   $8,799     $9,660    $9,700   $8,131     $6,834    $6,172    $4,963
                                     --------   ------   --------  --------  -------   --------   -------   -------

Costs and expenses:

   Cost of sales                        5,058    4,938      5,175     5,173    4,315      3,551     3,148     2,691

   Selling, general and administration  2,854    2,595      2,667     2,608    2,393      2,198     1,763     1,149

   Engineering & product development      179      346        276       102      178        200       209       121

   Purchased research & development     4,584      ---        ---       ---      ---        ---       ---       ---
                                     --------   ------   --------  --------  -------   --------   -------   -------

                                       12,675    7,879      8,118     7,883    6,886      5,949     5,120     3,961
                                     --------   ------   --------  --------  -------   --------   -------   -------

Operating income                      (3,526)      920      1,542     1,817    1,245        885     1,052     1,002
                                     --------   ------   --------  --------  -------   --------   -------   -------

Other income (expense):

   Interest income                         92      177        109        89       23          9        13       ---

   Interest expense                       (55)     (51)       (57)      (59)     (20)       (50)      (47)      (36)

   Other income                           125       65         46        11        8         30        39        62
                                     --------   ------   --------  --------  -------   --------   -------   -------

   Total other income (expense)           162      191         98        41       11        (11)        5        26
                                     --------   ------   --------  --------  -------   --------   -------   -------

Income before provision for income taxes
   and minority interest               (3,364)    1,111     1,640     1,858    1,256        874     1,057     1,028

Provision for income taxes               (539)    (469)      (816)     (877)    (545)      (362)     (442)     (463)

Minority interest share of loss            11       21         37        25      ---        ---       ---       ---

Net income (loss)                    $ (3,892)  $  663   $    861  $  1,006  $   711   $    512   $   615   $   565
                                     ========   ======   ========  ========  =======   ========   =======   =======

Net income (loss) per common and common equivalent share:

   Primary                           $  (0.73)  $ 0.13   $   0.16  $   0.20  $  0.16   $   0.12   $  0.15   $  0.16
                                     ========   ======   ========  ========  =======   ========   =======   =======

   Weighted average number of common
   & common equivalent shares           5,362    5,298      5,393     5,063    4,365      4,405     4,194     3,446

   Fully diluted                     $  (0.73)  $ 0.11   $   0.15  $   0.18  $  0.14   $   0.10   $  0.13   $  0.14
                                     ========   ======   ========  ========  =======   ========   =======   =======

   Weighted average number of common
   & common equivalent shares           5,362    5,783      5,878     5,645    5,004      4,993     4,859     4,041

--------------

(1) Includes a one-time write-off of purchased research and development costs of $4,584,000 or $0.86 per share related to the acquisition of CompuRoute, Inc. in December 1996.

         Quarterly results can be affected by a number of factors, including the cyclical nature of the semiconductor industry, the timing of orders from major customers, customer delivery requirements, the availability and efficient utilization of the Company's production capacity, the mix of products sold, availability and cost of raw materials and skilled labor, competitive pricing pressures on the Company's products and services, and technological advances.

Liquidity and Capital Resources

         Cerprobe has financed its operations and capital requirements primarily through cash flow from operations, equipment lease financing arrangements, and sales of equity securities. In January 1996, Cerprobe completed a private placement of Convertible Preferred Stock, which raised net proceeds of
$9,400,000 to fund its domestic and international expansion as well as acquisitions of other companies and/or technologies. At December 31, 1996, cash and cash equivalents were $5,564,557, compared to $263,681 as of December 31, 1995.

         Cerprobe generated $5,660,015 in cash flow from operating activities in 1996. Accounts receivable increased by $1,187,162, or 27%, to $5,564,203 in 1996. Of this increase, $1,004,869 resulted from the acquisition of CompuRoute, $194,293 resulted from an increase in net sales, and $12,000 resulted from the increase in the provision for losses on accounts receivable for the year ended December 31, 1996 as compared to December 31, 1995. Inventories increased $1,060,672, or 38%, over 1995 to $3,862,753. Of this increase, $322,768 resulted from the acquisition of CompuRoute, $812,904 resulted from higher production levels related to the continuing year-over-year increase in net sales, and $75,000 resulted from an increase in the provision for obsolete inventory. Both accounts receivable days outstanding and inventory turns improved during 1996 as compared to 1995.

         Accounts payable and accrued expenses increased $2,050,732, or 90%, to $4,339,184 in 1996. Approximately $821,324 of the increase resulted from the acquisition of CompuRoute and the remainder represents increased activities with vendors.

         The current portions of notes payable, capital leases, and demand note payable increased to $1,792,935 at December 31, 1996 from $333,628 at December 31, 1995, primarily as a result of CompuRoute's capital leases, of which the current portion totaled $355,962, and the assumption of a $1,030,000 loan on the CompuRoute land and building purchased on December 27, 1996.

         Working capital increased $5,131,511, or 108%, to $9,902,970 at December 31, 1996 from December 31, 1995. The current ratio increased to 2.6 to 1 at December 31, 1996 from 2.5 to 1 at December 31, 1995. These increases were primarily as a result of the remaining balance of the net proceeds from the private placement of the Convertible Preferred Stock at December 31, 1996, which had not yet been used for the acquisition of SVTR. That acquisition utilized approximately $2,753,217 of cash in January 1997.

         Cerprobe increased its investment in property, plant, and equipment during the year ended December 31, 1996 by $8,412,043, or 109%, to $16,158,535
in 1996. This increase was attributable to the Company's efforts to expand capacity to meet customer demand for its products and its acquisition of CompuRoute and the related land and building. These capital expenditures were funded from cash flow from operations, proceeds from the private placement of the Convertible Preferred Stock, a capital lease with Wells Fargo Leasing Corporation and the assumption of a loan on the CompuRoute land and building. Long-term debt, comprised of the non-current portions of notes payable and capital leases, increased $760,238, or 77%, to $1,741,444, primarily as a result of the financing of new manufacturing equipment.

         In September 1996, construction began on Cerprobe's new corporate headquarters facility in Gilbert, Arizona. Cerprobe expects the facility to be completed in the spring of 1997. Cerprobe has entered into a long-term lease commencing on the date of substantial completion of the facility. The initial lease rate is dependent on final construction costs, but currently is estimated at approximately $73,000 per month, which will increase the Company's total monthly facility lease expense by approximately $34,000.

         In February 1997, Cerprobe entered into a $10,000,000 unsecured revolving line of credit, which matures August 15, 1998, with its primary lender, Wells Fargo Bank. Advances under the revolving line may be made as prime rate advances, which accrue interest payable monthly, at the Bank's prime lending rate, or as LIBOR rate advances, which bear interest at 175 basis points in excess of the LIBOR base rate.

         If the remaining holders of the Convertible Preferred Stock elect to convert their shares into shares of Cerprobe common stock, based on the current market price of Cerprobe common stock, Cerprobe would be required to issue more than 800,000 shares of its common stock. To ensure compliance with Nasdaq National Market rules requiring stockholder approval of issuances of Cerprobe common stock representing greater than 20% of all shares outstanding, Cerprobe has the right to redeem any shares of Convertible Preferred Stock that, if converted, would result in the issuance of more than 800,000 shares of its common stock. In such event, Cerprobe may redeem those shares of Convertible Preferred Stock for cash in an amount determined by a formula based on the current market price of Cerprobe common stock. If the holders of all outstanding shares of Convertible Preferred Stock had elected to convert their shares on March 20, 1997, Cerprobe estimates that it would have been required to pay approximately $3,300,000 to have redeemed all shares of Convertible Preferred Stock that, if converted, would have resulted in the issuance of more than 800,000 shares of Cerprobe common stock. Redemption or automatic conversion must occur on or before January 18, 1998.

         On January 15, 1997, Cerprobe acquired SVTR. The purchase price consisted of (i) $2,753,217 in cash, and (ii) 300,000 shares of Cerprobe common stock of which 125,000 shares have been placed in escrow as a source of recourse for certain indemnification claims. The acquisition of SVTR was funded through net proceeds from the private placement of Convertible Preferred Stock.

         Cerprobe believes that its working capital, together with the loan commitments described above and anticipated cash flow from operations, will provide adequate sources to fund operations for at least the next 12 months. Cerprobe anticipates that any additional cash requirements as the result of operations or capital expenditures will be financed through cash flow from operations, by borrowing from Cerprobe's primary lender, by lease financing arrangements, or by sales of equity securities.

Inflation and Changing Prices

         Cerprobe is impacted by inflationary trends and business trends within the semiconductor industry and by the general condition of the worldwide semiconductor markets. Market price pressures are exerted on semiconductor manufacturers by the global marketplace and global competition. Such pressures mandate that semiconductor manufacturers closely scrutinize the prices they pay for goods and services purchased from Cerprobe and other suppliers. Accordingly, the price structure for Cerprobe's products must be competitive.

         Changes in Cerprobe's supplier prices did not have a significant impact on cost of sales during 1996 or 1995.

         As a result of Cerprobe's operation of the manufacturing, repair, and sales facilities in Scotland, Singapore, and Taiwan, Cerprobe's foreign transactions may be denominated in currencies other than the U.S. dollar. Such transactions may expose Cerprobe to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. There can be no assurance that fluctuations in the currency exchange rate in the future will not have an adverse impact on Cerprobe's foreign operations.

         In addition, Cerprobe may purchase a substantial portion of its raw materials and equipment from foreign suppliers and will incur labor costs in a foreign currency. The foreign manufacture and sale of products and the purchase of raw material and equipment from foreign suppliers may be adversely affected by political and economic conditions abroad. Protective trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect Cerprobe's ability to manufacture or sell its products in foreign markets and purchase materials or equipment from foreign suppliers. In countries in which Cerprobe conducts business in local currency, currency exchange fluctuations could adversely affect Cerprobe's net sales or costs.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

         Statements in this section regarding the expansion of Cerprobe's operation in Southeast Asia and adequacy of sources of capital are forward-looking statements. Words such as "expects," "intends," "believes," "anticipates," "should," and "will likely" also identify forward-looking statements. Actual results, however, could differ materially from those anticipated for a number of reasons, including increased competition in Southeast Asia, a downturn in the market for semiconductors, increases in interest rates, foreign currency fluctuation, and other unanticipated factors. Risk factors, cautionary statements, and other conditions that could cause actual results to differ are contained in "Special Considerations" in Item 1 of this report.

ITEM 7.           FINANCIAL STATEMENTS

         The Independent Auditors' Report and Consolidated Financial Statements of the Company are set forth on pages F-1 to F-24 of this report and are incorporated by reference herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this Item relating to directors of the Company and disclosure relating to compliance with 16(a) of the Securities Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Act of 1934" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this Item relating to the Company's executive officers is included under the caption "Executive Officers" in Part I of this report.

ITEM 10.          EXECUTIVE COMPENSATION

         The information required by this Item is included under the caption "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is included under the caption "Security Ownership of Principal Stockholders and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 13.          EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM
                  8-K

         (a)      The following documents are filed as part of this report:

         1.       Financial Statements
                  --------------------

                  The following Financial Statements of the Company are filed with this report:

                  Description                                                                                 Page
                  -----------                                                                                 ----

                  Independent Auditors' Report................................................................F-1
                  Consolidated Balance Sheets, December 31, 1996 and 1995.................................... F-2
                  Consolidated Statements of Operations for the years ended
                     December 31, 1996, 1995 and 1994........................................................ F-3
                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.................................................. F-4
                  Consolidated Statements of Cash Flows for the years ended
                     December 31, 1996, 1995 and 1994........................................................ F-5
                  Notes to Consolidated Financial Statements................................................. F-7

         2.       Exhibits
                  --------

Exhibit
Number            Description
------            -----------

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

3(a) First Restated Certificate of Incorporation of the Company dated August 20, 1996.

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

4(c) Specimen Series A Preferred Stock Certificate filed as Exhibit 4(c) to the Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

4(d) Certificate of Designations of Series A Preferred Stock dated January 11, 1996, as filed with the Secretary of State of Delaware filed as Exhibit 4(d) to the Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

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

10(hh) Employment Agreement between the Company and Robert K. Bench dated March 31, 1995 filed as Exhibit 10(hh) to the Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

10(ii) Security Agreement between the Company and Zions Credit Corporation dated December 27, 1995 filed as Exhibit 10(ii) to the Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

10(jj) Assignment of Lease between Fresh Test Technology, Inc. and the Company dated August 31, 1995 filed as Exhibit 10(jj) to the Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

10(kk)            Lease  Agreement  between  Fresh  Test  Technology,  Inc.  and
                  Mission West Properties dated September 21, 1993 filed as Exhibit (kk) to the Company's Form 10-KSB for the year ended December 31, 1995.

10(ll) The Company's 1995 Stock Option Plan filed as Exhibit 10(ll) to the Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

10(mm) Capital Lease Agreement between the Company and Wells Fargo Leasing Corporation dated October 10, 1996 filed as an Exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference.

10(nn) Capital Lease Agreement between the Company and Wells Fargo Leasing Corporation dated September 9, 1996 filed as an Exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference.

10(oo) Memorandum of Lease with respect to the Lease Agreement between the Company and CRPB Investors, L.L.C. dated August 21, 1996, and the Addendum to the Lease Agreement filed as an Exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference.

10(pp) Employment Agreement between the Company and Randal L. Buness dated June 26, 1996 filed as an Exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference.

10(qq) Operating Agreement between the Company and CRPB Investors, L.L.C. dated September 18, 1996 filed as an Exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1996 and incorporated herein by reference.

10(rr) Agreement of Merger and Plan of Reorganization, dated as of October 25, 1996, by and among the Company, C-Route Acquisition, Inc., CROUTE, Inc., COMPUROUTE, INCORPORATED, and Souad Shrime filed as Exhibit 10(rr) to the Company's
                  Registration Statement on Form S-4 (No. 333-15785) and incorporated herein by reference.

10(ss) Agreement and Plan of Merger, dated as of October 25, 1996, by and between COMPUROUTE, INCORPORATED, and CROUTE, Inc. filed as Exhibit 10(ss) to the Company's Registration Statement on Form S-4 (No. 333-15785) and incorporated herein by reference.

10(tt) Purchase and Sale Agreement dated as of October 25, 1996, by and between Souad Shrime and the Company filed as Exhibit 10(tt) to the Company's Registration Statement on Form S-4 (No. 333-15785) and incorporated herein by reference.

10(uu) Indemnification Agreement by Souad Shrime in favor of and for the benefit of the Company and C-Route Acquisition, Inc. filed as Exhibit 10(uu) to the Company's Registration Statement on Form S-4 (No. 333-15785) and incorporated herein by reference.

10(vv) Agreement of Merger and Plan of Reorganization dated January 15, 1997, by and among the Company, EMI Acquisition, Inc., Silicon Valley Test & Repair, Inc., and William and Carol Mayer filed as Exhibit 1 to the Company's Current Report on Form 8-K filed with the Commission on or about January 30, 1997 and incorporated herein by reference.

10(ww) Registration Rights Agreement dated January 15, 1997, by and between the Company and William and Carol Mayer filed as
                  Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on or about January 30, 1997 and incorporated herein by reference.

10(xx) Employment Agreement dated January 15, 1997, by and between the Company and William and Carol Mayer filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on or about January 30, 1997 and incorporated herein by reference.

10(yy) Credit Agreement between the Company and Wells Fargo Bank, National Association dated February 28, 1997.

10(zz) Revolving Line of Credit Note between the Company and Wells Fargo Bank, National Associated dated February 28, 1997.

11      Schedule of Computation of Net Income (Loss) per Share.

21      List of Subsidiaries.

23      Independent Auditors' Consent.

27      Financial Data Schedule.

(b)     Reports on Form 8-K
        -------------------
        None.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CERPROBE CORPORATION


                                         /s/ Zane Close
                                         -------------------------------------
                                         C. Zane Close
                                         President, Chief Executive
                                         Officer, and Director

                                         Dated:  March 28, 1997

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

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----


/s/Ross J. Mangano                                   Chairman of the Board of                    March 28, 1997
--------------------------------------------         Directors and Director
Ross J. Mangano


/s/C. Zane Close                                     President, Chief Executive                  March 28, 1997
--------------------------------------------         Officer, and Director
C. Zane Close                                        (Principal Executive
                                                     Officer)



/s/Randal L. Buness                                  Vice President, Chief Financial             March 28, 1997
--------------------------------------------         Officer, Secretary, and Treasurer
Randal L. Buness                                     (Principal Financial
                                                     and Accounting Officer)



/s/William A. Fresh                                  Director                                    March 28, 1997
--------------------------------------------
William A. Fresh


/s/Kenneth W. Miller                                 Director                                    March 28, 1997
--------------------------------------------
Kenneth W. Miller


/s/Donald F. Walter                                  Director                                    March 28, 1997
--------------------------------------------
Donald F. Walter

                              CERPROBE CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page

Independent Auditors' Report..............................................................................     F-1
Consolidated Balance Sheets, December 31, 1996 and 1995...................................................     F-2
Consolidated Statements of Operations for the years ended December 31, 1996,
   1995 and 1994..........................................................................................     F-3
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1996,  1995 and 1994......................................................................     F-4
Consolidated  Statements of Cash Flows for the years ended December 31, 1996,
   1995 and 1994..........................................................................................     F-5
Notes To Consolidated Financial Statements................................................................     F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cerprobe Corporation:


We have audited the accompanying consolidated balance sheets of Cerprobe Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerprobe Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP




Phoenix, Arizona
February 14, 1997, except as to the
fourth paragraph of note 20 which
is as of February 28, 1997

                              CERPROBE CORPORATION

                           Consolidated Balance Sheets
                           December 31, 1996 and 1995



                      Assets                        1996               1995
                                              -----------------   --------------
Current assets:
    Cash and cash equivalents                   $  5,564,557        $    263,681
    Accounts receivable, net of allowance of
      $223,000 in 1996 and $173,000 in 1995        5,564,203           4,377,041
    Inventories, net                               3,862,753           2,802,081
    Note receivable                                  250,000                  --
    Prepaid expenses                                 377,003             111,673
    Income taxes receivable                          214,097             163,464
    Deferred tax asset                               202,476             270,599
                                              -----------------   --------------
           Total current assets                   16,035,089           7,988,539

Property, plant and equipment, net                11,446,291           4,667,786
Intangibles, net                                   2,602,812           1,997,409
Other assets                                       1,326,592             313,716
                                              -----------------   --------------

           Total assets                          $31,410,784         $14,967,450
                                              =================   ==============


       Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                             $2,739,064           $1,499,853
    Accrued expenses                              1,600,120              788,599
    Convertible subordinated debentures                  --              595,000
    Demand note payable                           1,030,000                   --
    Current portion of notes payable                128,180              123,743
    Current portion of capital leases               634,755              209,885
                                              -----------------    -------------
           Total current liabilities              6,132,119            3,217,080

Notes payable, less current portion                 278,645              408,376
Capital leases, less current portion              1,462,799              572,830
Deferred tax liability                                   --               66,123
Other liabilities                                   394,011               46,801
                                              -----------------    -------------
           Total liabilities                      8,267,574            4,311,210
                                              -----------------    -------------

Minority interest                                    12,851                   --

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.05 par value; authorized
      10,000,000 shares; issued and outstanding
      330 shares of Series A Convertible
      Preferred Stock, liquidation preference of
      $10,164 per share                                  16                   --
    Common stock, $.05 par value; authorized,
      10,000,000 shares; issued and outstanding
      6,027,714 shares in 1996 and 4,095,851        301,386              204,792
      shares in 1995
    Additional paid-in capital                   20,652,290            7,239,410
    Retained earnings                             2,105,674            3,466,464
    Unearned compensation                                --             (241,872
    Foreign currency translation adjustment          70,993              (12,554
                                              -----------------    -------------
           Total stockholders' equity            23,130,359           10,656,240
                                              =================    =============

           Total liabilities and stockholders'
              equity                            $31,410,784          $14,967,450
                                              =================    =============

See accompanying notes to consolidated financial statements.

                              CERPROBE CORPORATION

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994



                                                            1996                 1995                 1994
                                                      ------------------   ------------------   ------------------
Net sales                                                $37,308,199          $26,098,637          $14,251,485
Costs of goods sold                                       20,343,516           13,706,435            8,213,966
                                                      ------------------   ------------------   ------------------
              Gross margin                                16,964,683           12,392,202            6,037,519
                                                      ------------------   ------------------   ------------------

Expenses:
    Selling, general and administrative                   10,725,075            7,502,598            3,693,401
    Engineering and product development                      902,909              706,680              417,198
    Purchased research and development                     4,584,000                   --                   --
                                                      ------------------   ------------------   ------------------
              Total expenses                              16,211,984            8,209,278            4,110,599
                                                      ------------------   ------------------   ------------------

              Operating income                               752,699            4,182,924            1,926,920
                                                      ------------------   ------------------   ------------------

Other income (expense):
    Interest income                                          467,043               44,697               18,882
    Interest expense                                        (221,248)            (153,758)            (115,254)
    Other income, net                                        246,862              140,111               92,796
                                                      ------------------   ------------------   ------------------
              Total other income (expense)                   492,657               31,050               (3,576)
                                                      ------------------   ------------------   ------------------

              Income before income taxes and               1,245,356            4,213,974            1,923,344
                minority interest

Minority interest share of loss                               94,854                   --                   --
                                                      ------------------   ------------------   ------------------

              Income before income taxes                   1,340,210            4,213,974            1,923,344

Provision for income taxes                                (2,701,000)          (1,811,727)            (710,521)
                                                      ------------------   ------------------   ------------------

              Net income (loss)                          $(1,360,790)          $2,402,247           $1,212,823
                                                      ==================   ==================   ==================

Net income (loss) per common and common
    equivalent share:
    Primary                                                   $(0.30)               $0.59               $0.36
                                                      ==================   ==================   ==================

    Weighted average number of common and
      common equivalent shares outstanding                 4,579,598            4,071,233            3,387,220
                                                      ==================   ==================   ==================

    Fully diluted                                             $(0.30)               $0.49               $0.30
                                                      ==================   ==================   ==================

    Weighted average number of common and
      common equivalent shares outstanding                 4,579,598            4,862,137            4,006,801
                                                      ==================   ==================   ==================

          See accompanying notes to consolidated financial statements.

                              CERPROBE CORPORATION
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1996, 1995 and 1994

                                                            Number of            Number of
                                                             Common              Preferred
                                                            Shares         Shares                                  Additional
                                                           Issued and    Issued and       Common     Preferred      Paid-in
                                                           Outstanding   Outstanding      Stock        Stock        Capital
                                                          ------------  ------------- -------------- ---------- ----------------

Balance, January 1, 1994                                    2,976,018              -     $  148,800    $     -    $   2,973,645
Conversion of subordinated debentures                          40,000              -          2,000          -           38,000
Stock options exercised                                       207,333              -         10,367          -          191,326
Tax benefit of exercise of nonqualified stock options               -              -              -          -          482,461
Cash dividends paid ($.03 a share)                                  -              -              -          -                -
Translation adjustment                                              -              -              -          -                -
Net income                                                          -              -              -          -                -
                                                          ------------  ------------- -------------- ---------- ----------------

Balance, December 31, 1994                                  3,223,351                    $  161,167    $     -    $   3,685,432
Issuance of stock options at less than fair market value            -              -              -          -          387,000
Compensation expense related to stock options                       -              -              -          -                -
Stock options exercised                                       160,000              -          8,000          -          199,464
Tax benefit of exercise of nonqualified stock options               -              -              -          -          340,170
Issuance of common stock for acquisition                      712,500              -         35,625          -        2,627,344
Translation adjustment                                              -              -              -          -                -
Net income                                                          -              -              -                           -
                                                          ------------  ------------- -------------- ---------- ----------------

Balance, December 31, 1995                                  4,095,851              -     $  204,792   $      -    $   7,239,410
Issuance of convertible preferred stock                             -          1,000              -         50        9,399,950
Conversion of subordinated debentures                         595,000              -         29,750          -          565,250
Compensation expense related to stock options                       -              -              -          -         (192,489)
Stock options exercised                                       164,702              -          8,235          -          556,744
Tax benefit of exercise of nonqualified stock options               -              -              -          -          542,000
Conversion of preferred stock for common stock                772,161           (670)        38,609        (34)         (38,575)
Issuance of common stock for acquisition                      400,000              -         20,000          -        2,580,000
Translation adjustment                                              -              -              -          -                -
Net loss                                                            -              -              -          -                -
                                                          ------------  ------------- -------------- ---------- ----------------

Balance, December 31, 1996                                  6,027,714            330     $  301,386   $     16    $  20,652,290
                                                          ============  ============= ============== ========== ================

                                                                                         Foreign
                                                          Retained                       Currency        Total
                                                          Earnings        Unearned     Translation   Stockholders'
                                                         (Deficit)      Compensation    Adjustment       Equity
                                                        -------------- --------------  ------------ -----------------

Balance, January 1, 1994                                  $   (59,129)  $          -    $        -   $      3,063,316
Conversion of subordinated debentures                               -              -             -             40,000
Stock options exercised                                             -              -             -            201,693
Tax benefit of exercise of nonqualified stock options               -              -             -            482,461
Cash dividends paid ($.03 a share)                            (89,477)             -             -            (89,477)
Translation adjustment                                              -              -        12,138             12,138
Net income                                                  1,212,823              -             -          1,212,823
                                                        -------------- --------------  ------------ -----------------

Balance, December 31, 1994                                $ 1,064,217   $               $   12,138   $     4,922,954
Issuance of stock options at less than fair market value            -       (387,000)            -                 -
Compensation expense related to stock options                       -        145,128             -           145,128
Stock options exercised                                             -              -             -           207,464
Tax benefit of exercise of nonqualified stock options               -              -             -           340,170
Issuance of common stock for acquisition                            -              -             -         2,662,969
Translation adjustment                                              -              -       (24,692)          (24,692)
Net income                                                  2,402,247              -             -         2,402,247
                                                        -------------- --------------  ------------ -----------------

Balance, December 31, 1995                                $ 3,466,464   $   (241,872)   $  (12,554)  $    10,656,240
Issuance of convertible preferred stock                             -              -             -         9,400,000
Conversion of subordinated debentures                               -              -             -           595,000
Compensation expense related to stock options                       -        241,872             -            49,383
Stock options exercised                                             -              -             -           564,979
Tax benefit of exercise of nonqualified stock options               -              -             -           542,000
Conversion of preferred stock for common stock                      -              -             -                 -
Issuance of common stock for acquisition                            -              -             -         2,600,000
Translation adjustment                                              -              -        83,547            83,547
Net loss                                                   (1,360,790)             -             -        (1,360,790)
                                                        -------------- --------------  ------------ -----------------

Balance, December 31, 1996                                $ 2,105,674   $          -    $   70,993   $    23,130,359
                                                        ============== ==============  ============ =================

          See accompanying notes to consolidated financial statements.

                              CERPROBE CORPORATION

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                                                   1996               1995              1994
                                                              ---------------    ---------------   ---------------
Cash flows from operating activities:
    Net income (loss)                                            $(1,360,790)        $2,402,247      $1,212,823
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:

      Depreciation and amortization                                1,930,341          1,125,584         458,436
      Purchased research and development                           4,584,000                 --              --
      Tax benefit from exercise of nonqualified  stock
        options                                                      542,000            340,170         482,461
      (Gain) loss on sale of equipment                                    --              4,787             (50)
      Deferred income taxes                                            2,000           (110,502)        (93,974)
      Provision for losses on accounts receivable                     12,000             12,000          24,000
      Provision for obsolete inventory                                75,000             80,000          67,200
      Compensation expense                                            49,383            145,128              --
      Loss applicable to minority interest in
        consolidated subsidiaries                                    (94,854)                --              --
      Changes in operating assets and liabilities, net of
        acquisitions:
        Accounts receivable                                         (194,293)        (1,444,689)       (907,762)
        Inventories                                                 (812,904)        (1,038,216)        (51,285)
        Prepaid expenses and other assets                           (562,590)          (389,988)        (59,418)
        Income taxes receivable                                      (50,633)          (163,464)             --
        Accounts payable and accrued expenses                      1,229,408          1,101,238         (15,786)
        Accrued income taxes                                              --           (376,442)        331,765
        Other liabilities                                            311,947            (42,289)         90,356
                                                              ---------------    ---------------   ----------------
Net cash provided by operating activities:                         5,660,015          1,645,564       1,538,766
                                                              ---------------    ---------------   ----------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                     (4,922,960)        (1,960,775)     (1,354,694)
    Investment in CRPB Investors, L.L.C.                            (659,233)                --              --
    Purchase of Fresh Test Technology, net of cash
      acquired                                                            --            (81,698)             --
    Purchase of CompuRoute, Inc., net of cash acquired            (4,327,162)                --              --
    Proceeds from sale of equipment                                       --             42,062              50
    Increase in notes receivable                                    (250,000)                --              --
                                                              ---------------    ---------------   ----------------
           Net cash used in investing activities                 (10,159,355)        (2,000,411)     (1,354,644)
                                                              ---------------    ---------------   ----------------
Cash flows from financing activities:
    Dividends paid                                                        --                 --         (89,477)
    Principal payments on notes payable and capital leases          (356,015)          (302,563)        (79,603)
    Net proceeds from issuance of convertible preferred            9,400,000                 --              --
      stock
    Net proceeds from stock options exercised                        564,979            207,464         201,693
    Capital contribution by minority interest partners               107,705                 --              --
                                                              ---------------    ---------------   ----------------
           Net cash provided by (used in) financing
                  activities                                       9,716,669            (95,099)         32,613
                                                              ---------------    ---------------   ----------------

Effect of exchange rates on cash and cash equivalents                 83,547            (24,692)         12,138
                                                              ---------------    ---------------   ----------------

Net increase (decrease) in cash and cash equivalents               5,300,876           (474,638)        228,873
Cash and cash equivalents, beginning of year                         263,681            738,319         509,446
                                                              ---------------    ---------------   ----------------
Cash and cash equivalents, end of year                            $5,564,557           $263,681        $738,319
                                                              ===============    ===============   ================

          See accompanying notes to consolidated financial statements.

                              CERPROBE CORPORATION

                  Years ended December 31, 1996, 1995 and 1994

                                                            1996                 1995                 1994
                                                      ------------------   ------------------   ------------------
Supplemental schedule of noncash investing and
    financing activities:

    Conversion of subordinated debentures                $   595,000       $           --            $  40,000
                                                      ==================   ==================   ==================

    Equipment acquired under capital leases and
      issuance of note payable                            $1,553,968           $1,056,817             $195,293
                                                      ==================   ==================   ==================

Supplemental disclosures of cash flow information:

    Interest paid                                         $  218,383          $   153,690             $115,873
                                                      ==================   ==================   ==================

    Income taxes paid (refunded)                          $2,060,000           $1,679,876            $  (9,731)
                                                      ==================   ==================   ==================

Supplemental disclosures of noncash investing
    activities:
    The Company made acquisitions for $7.4
      million and $3.1 million in the years ended
      December 31, 1996 and 1995, respectively.
      The purchase price was allocated to the
      assets acquired and liabilities assumed
      based on their fair values as indicated in
      notes to the consolidated financial
      statements. A summary of the acquisitions
      was as follows:
    Purchase price                                       $ 7,432,543          $ 3,065,834
    Less cash acquired                                      (505,381)            (321,167)
    Common stock issued                                   (2,600,000)          (2,662,969)
                                                      ==================   ==================
      Cash invested                                      $ 4,327,162        $      81,698
                                                      ==================   ==================

          See accompanying notes to consolidated financial statements.

                              CERPROBE CORPORATION

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994





(1)    Summary of Significant Accounting Policies

       Description of Business

       Cerprobe Corporation ("Cerprobe") designs, manufactures, markets, and services high performance products and equipment for use in the testing of integrated circuits ("ICs") for the semiconductor industry. Cerprobe's products enable semiconductor manufacturers to test the integrity of their ICs in wafer form. Testing ICs during the batch fabrication stage of the manufacturing process permits semiconductor manufacturers to identify defective products early in the manufacturing process, which improves overall product quality and lowers manufacturing costs. Through a recent acquisition, the Company also has a line of products used in the final performance testing and sorting of packaged ICs. The Company markets its products and services worldwide to semiconductor manufacturers, both those who manufacture ICs for resale and those who manufacture ICs for inclusion in their own products.

       Principles of Consolidation

       The consolidated financial statements include the accounts of Cerprobe and its wholly-owned subsidiaries: Cerprobe Europe Limited, and Cerprobe Asia Holdings PTE LTD ("Company"). Cerprobe Asia Holdings PTE LTD together with Asian investors, formed Cerprobe Asia PTE LTD in 1995. Cerprobe Asia Holdings PTE LTD is a 70% owner of Cerprobe Asia PTE LTD.
       Cerprobe Asia PTE LTD created wholly-owned subsidiaries, Cerprobe Singapore PTE LTD and Cerprobe Taiwan Co. LTD, to operate full service sales and manufacturing plants. Singapore became operational in April of 1996 and Taiwan in January of 1997. All significant intercompany transactions have been eliminated in consolidation.

       The consolidated balance sheet at December 31, 1996 also includes the assets and liabilities of CompuRoute, Inc. a wholly owned subsidiary, acquired on December 27, 1996; the consolidated financial statements do not include the 1996 operations of CompuRoute, Inc. due to the date of acquisition.

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

                              CERPROBE CORPORATION

       Property, Plant and Equipment

       Property, plant and equipment are stated at cost and depreciated by the straight-line method over the following estimated useful lives:

              Building                                                39 years
              Manufacturing tools and equipment                      3-7 years
              Office furniture and equipment                         3-7 years
              Computer hardware and software                           3 years
              Leasehold improvements                             Life of lease


       Other Intangibles

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

       Income Taxes

       The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Foreign Currency Translation

       The financial statements of the Company's Europe and Asia subsidiaries are translated into US dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of the subsidiaries are translated into US dollars at current exchange rates. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly as a separate component of stockholders' equity. All transaction gains or losses are recorded in the statement of operations.

                              CERPROBE CORPORATION

       Revenue Recognition

       The Company records revenue when goods are shipped.

       Net Income (Loss) Per Share

       Primary net income (loss) per common and common equivalent share is computed using the weighted average number of common shares outstanding during each year and includes shares issuable upon exercise of stock options, warrants, and conversion of convertible preferred stock when the effect of such issuance is dilutive. The calculation of fully diluted net income (loss) per common and common equivalent share also includes shares issuable upon conversion of convertible subordinated debentures when the effect of such issuance is dilutive.

       Long-lived Asset

       In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996 and this adoption did not have a material impact on the consolidated financial statements.

       Stock Based Compensation

       Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       Reclassifications

       Certain reclassifications have been made to the prior year financial statements to conform to the 1996 presentation.

                              CERPROBE CORPORATION

 (2)   Inventories

       Inventories consist of the following:

                                                                              1996                 1995
                                                                        ------------------   ------------------
             Raw materials                                                  $3,328,422           $1,655,974
             Work-in-process                                                   615,360            1,229,107
             Finished goods                                                     47,971                   --
             Reserve for obsolete inventories                                 (129,000)             (83,000)
                                                                        ------------------   ----------------

                                                                            $3,862,753           $2,802,081
                                                                        ==================   ==================

(3)    Note Receivable

       The Company has a note receivable from Silicon Valley Test & Repair, Inc., ("SVTR") dated December 12, 1996, for $250,000. Interest on the outstanding balance is 1% in excess of the prime rate. As of December 31, 1996, the interest rate was 9.25%. This note was repaid upon the acquisition of SVTR by the Company on January 15, 1997. See note 20.


 (4)   Property, Plant and Equipment

       Property, plant and equipment consists of the following:

                                                                              1996                 1995
                                                                        ------------------   ------------------

             Land                                                        $     359,253       $           --
             Building                                                        1,947,877                   --
             Manufacturing tools and equipment                               8,789,140            4,825,724
             Office furniture and equipment                                  1,063,547              694,643
             Leasehold improvements                                          1,112,576              759,843
             Computer hardware and software                                  2,402,551            1,067,444
             Construction in progress                                          483,591              398,838
             Accumulated depreciation and amortization                      (4,712,244)          (3,078,706)
                                                                        ------------------   ------------------

                                                                           $11,446,291           $4,667,786
                                                                        ==================   ==================

                              CERPROBE CORPORATION

 (5)   Intangibles

       Intangibles consist of the following:

                                                                              1996                 1995
                                                                        ------------------   ------------------

             Goodwill                                                       $3,009,638           $2,120,505
             Patents and technology                                             90,839               90,839
             Accumulated amortization                                         (497,665)            (213,935)
                                                                        ------------------   ------------------

                                                                            $2,602,812           $1,997,409
                                                                        ==================   ==================

       Goodwill from the acquisition of Fresh Test Technology and CompuRoute, Inc. is $2,120,505 and $889,133, respectively.

(6)    Other Assets

       Other assets consist of the following:

                                                                              1996                 1995
                                                                        ------------------   ------------------

             Investment in CRPB Investors, L.L.C.                             $659,233       $          --
             Deferred compensation                                             343,755              306,348
             Other assets and deposits                                         323,604                7,368
                                                                        ------------------   ------------------

                                                                            $1,326,592             $313,716
                                                                        ==================   ==================

       In September 1996, the Company acquired a 36% interest in CRPB Investors, L.L.C., for $659,233. CRPB Investors, L.L.C., an Arizona limited liability company, was formed for the purpose of owning and operating the 83,000 square foot facility being built to serve as Cerprobe's worldwide headquarters. The investment will be accounted for by the equity method of accounting.


 (7)   Accrued Expenses

       Accrued expenses consist of the following:

                                                                              1996                 1995
                                                                        ------------------   ------------------

             Accrued payroll and related taxes                              $1,070,777             $482,866
             Other accrued expenses                                            529,343              305,733
                                                                        ------------------   ------------------

                                                                            $1,600,120             $788,599
                                                                        ==================   ==================

                              CERPROBE CORPORATION

 (8)   Demand Note Payable

       On December 27, 1996, the Company assumed a demand note with Security Bank of Garland, Texas for approximately $1,030,000 on the purchase of land and building occupied by CompuRoute, Inc., located in Dallas, Texas. Interest on the outstanding balance is 1.00% in excess of the prime rate. As of December 31, 1996, the interest rate was 9.25%.


(9)    Convertible Subordinated Debentures and Notes Payable

       In March and April 1991, the Company issued $1,000,000 in aggregate principal amount of Convertible Subordinated Debentures (the "Debentures"). The Debentures were convertible into shares of the Company's common stock at a conversion price equal to $1.00 per share. As of December 31, 1996 and 1995, respectively, $0 and $595,000 in principal amount of debentures were outstanding.

       On April 30, 1996, the Company entered into an unsecured $3,000,000 revolving line of credit with First Interstate Bank (now Wells Fargo
       Bank), which expires on April 28, 1997. The non-use fee under the line of credit is .125% of the unused portion, calculated per annum. The interest rate on any amounts borrowed under the revolving credit agreement is the lower of prime rate, which was 8.25% at December 31, 1996, or LIBOR (London Interbank Rate), plus 2.25%, which was 7.75% at December 31,
       1996. There was no amount outstanding under this agreement at December 31, 1996. On February 28, 1997, the Company entered into a new line of credit with Wells Fargo Bank that replaced this line. See note 20.

       The Company has a note payable with Zion Credit Corporation for the purchase of manufacturing equipment. The note accrues interest at 9.4% annually with monthly payments of $13,185 including interest through December 1999. At December 31, 1996, $406,825 was outstanding under the note.

       Long-term debt consists of the following:

                                                                               1996                 1995
                                                                         ------------------   -----------------
               Convertible subordinated debentures                         $         --          $   595,000
               Note payable                                                     406,825              532,119
                                                                         ------------------   -----------------
                                                                                406,825            1,127,119
               Less current portion                                            (128,180)            (718,743)
                                                                         ------------------   -----------------

               Long-term debt                                                  $278,645            $ 408,376
                                                                         ==================   =================

                              CERPROBE CORPORATION

       Annual maturities of long-term debt are as follows:

                             1997                           $128,180
                             1998                            139,660
                             1999                            138,985
                                                      ------------------

                                                            $406,825
                                                      ==================



(10)   Stockholders' Equity

       Convertible Preferred Stock

       In January 1996, the Company issued 1,000 shares of convertible preferred stock for $10,000,000. Net proceeds, after deducting expenses, were $9,400,000. If a holder does not convert within the first two years, then automatic conversion occurs at the end of the second year. The convertible preferred stock converts at the lesser of 110% of the fixed strike price of $16.55 or 90% of the average five day closing price prior to the conversion date. The Company may call the convertible preferred stock at any time in minimum amounts of $2,000,000 at a price of 125% of par, or upon a merger, buyout, or acquisition.

       Additionally, the Company issued 39,275 common stock warrants in January 1996. These give the holder the right to purchase from the Company not more than 39,275 fully paid and non-assessable shares of the Company's common stock, $.05 par value, at a price of $16.55 per share on or after January 16, 1997, with expiration in four years.

       During 1996, 670 shares of convertible preferred stock were converted into 772,161 shares of common stock. Accordingly, 330 shares of convertible preferred stock were outstanding at December 31, 1996. If the remaining holders of the convertible preferred stock elect to convert their shares into shares of Cerprobe common stock based on the market price of common stock as of December 31, 1996, the Company would be required to issue more than 800,000 shares of common stock. To insure compliance with Nasdaq National Market rules requiring shareholder approval of issuances of common stock representing greater than 20% of all shares outstanding, the Company has the right to redeem any shares of convertible preferred stock that, if converted, would result in the issuance of more than 800,000 shares of Cerprobe common stock. See note 14.

                              CERPROBE CORPORATION

 (11)  Income Taxes

       The components of the provision for income taxes are as follows:

                                                            1996                 1995                 1994
                                                      ------------------   ------------------   ------------------

          Federal                                         $2,093,000           $1,391,499             $495,000
          State                                              608,000              420,228              215,521
                                                      ------------------   ------------------   ------------------

                                                          $2,701,000           $1,811,727             $710,521
                                                      ==================   ==================   ==================

          Current                                         $2,699,000           $1,922,229             $804,495
          Deferred                                             2,000             (110,502)             (93,974)
                                                      ------------------   ------------------   ------------------

                                                          $2,701,000           $1,811,727             $710,521
                                                      ==================   ==================   ==================

       A reconciliation of the difference between the provision for income taxes and income taxes at the statutory United States federal income tax rate is as follows:

                                                             1996                  1995                 1994
                                                       ------------------    -----------------    -----------------
          Income tax expense at statutory rate               $456,000            $1,433,000             $654,000
          State income taxes, net                             362,700               253,000              142,000
          Purchased research and development not
            benefited                                       1,558,560                    --                   --
          Foreign losses not benefited                        167,450               199,000              149,000
          Amortization of intangibles                          90,200                67,000                   --
          Utilization of net operating
            carryforwards                                          --               (38,045)            (186,400)
          Research tax credit                                      --               (54,440)                  --
          Other                                                66,090               (47,788)             (48,079)
                                                       ------------------    -----------------    -----------------

                                                           $2,701,000            $1,811,727             $710,521
                                                       ==================    =================    =================

                              CERPROBE CORPORATION

       The components of the Company's deferred tax asset and deferred tax liability are as follows:

                                                                              1996                 1995
                                                                        ------------------   ------------------
             Deferred tax assets:
               Foreign loss carry forward                                     $545,000             $348,000
               Reserves and accruals not currently deductible                  303,265              270,598
               Deferred compensation                                            87,747               48,785
                                                                        ------------------   ------------------
                     Total gross deferred tax assets                           936,012              667,383

               Less valuation allowance                                       (545,000)            (348,000)
                                                                        ------------------   ------------------

               Deferred tax asset                                              391,012              319,383
                                                                        ------------------   ------------------

             Deferred tax liability:
               Difference between book and tax depreciation of
                 property, plant and equipment                                 188,536              114,907
                                                                        ------------------   ------------------

               Net deferred tax asset                                         $202,476             $204,476
                                                                        ==================   ==================

       The valuation allowance increased by $197,000 and $163,000 in December 31, 1996 and 1995, respectively and is due to foreign losses for which there is no assurance of realizing a tax benefit. A valuation allowance has not been provided for the other deferred tax assets since management believes realization of the deferred tax assets is considered more likely than not.

       During 1996 and 1995, tax benefits were recorded for the exercise of stock options under the nonqualified stock option plan. The benefits of $542,000 and $340,170 were recorded to additional paid-in capital.


(12)   Stock Option Plan

       The Company adopted in 1983, 1989, and 1995, respectively, an incentive stock option plan, a nonqualified stock option plan, and a combination stock option plan. The combined plans provided for the issuance of options to purchase 1,685,000 shares of the Company's common stock, of which 207,834 were available for grant as of December 31, 1996. In accordance with the plans, options are to be granted at no less than 100% of the fair market value of the shares at the date of grant. The options become exercisable on a basis as established by the Company's Compensation Advisory Committee of the Board of Directors and are exercisable for a period of 5 to 10 years. The Company extended the exercise date on 72,000 options issued under the nonqualified stock option plan in 1995. Compensation expense related to these options was $49,383 and $145,128 during the years ended December 31, 1996 and 1995, respectively.

       The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123. "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the

                              CERPROBE CORPORATION

       Company's   employee  stock  options  equals  the  market  price  of  the underlying stock on the date of the grant, no compensation expense is recognized.

       Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and it has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option granted for 1996 and 1995 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively; risk-free interest rates of 6.1% and 5.8%;
       dividend yields of zero for both years; volatility factors of the expected market price of the Company's common stock of 52.5% and 51.3%; and weighted average expected lives of the options of 3 years for both years.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       Pro forma net income (loss) reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for employee stock options under SFAS No. 123 is not reflected in the pro forma amounts presented below because compensation cost is reflected over the options' vesting periods of generally between 3 and 4 years and the compensation cost for options granted prior to January 1, 1995 is not considered. The Company's pro forma information follows:

                                                                                1996                 1995
                                                                          ------------------   ------------------
                                                                                        Unaudited
              Net income (loss)                      As reported             $(1,360,790)          $2,402,247
                                                     Pro forma               $(1,543,070)          $2,360,326

              Primary earnings (loss) per share      As reported                  $(.30)                $.59
                                                     Pro forma                    $(.34)                $.58

              Fully diluted earnings per share
                                                     As reported                  $(.30)                $.49
                                                     Pro forma                    $(.34)                $.49

                              CERPROBE CORPORATION

       A summary of the Company's employee stock option activity and related information for the years ended December 31 follows:

                                        1996                            1995
                                   ---------------------------     ---------------------------
                                                     Weighted                        Weighted
                                                      Average                         Average
                                                     Exercise                        Exercise
                                       Shares          Price                           Price
                                   ---------------------------     ---------------------------
Outstanding at beginning of year        598,333     $    6.44          562,333       $   3.52
Granted                                 160,000     $   10.86          206,000       $  10.42
Exercised                              (164,702)    $    3.43         (160,000)      $   1.30
Expired/Canceled                              0                        (10,000)      $   6.75
                                    -----------                    -----------

Outstanding at end of year              593,631     $    8.46          598,333       $   6.44
                                    ===========                    ===========

Excisable at end of year                360,233     $    6.94          347,940       $   4.68
                                    ===========                    ===========

Weighted average fair value of
   options granted                  $      4.45                    $      4.20
                                    ===========                    ===========

       Exercise prices for the options outstanding as of December 31, 1996 ranged from $0.50 to $12.88. The weighted average remaining contractual life of those options was 7.7 years as of December 31, 1996.

(13)   Related Party Transactions

       Effective May 1, 1991, the Company entered into an agreement with a former director and officer of the Company, whereby this officer left the employ of the Company and agreed not to compete with the Company for a two-year period. The agreement required the Company to pay $3,125 per month from May 1, 1991 through April 30, 1993 and to provide certain other benefits to this individual. This agreement was extended for an additional year, through April 30, 1994, and is presently on a month-to-month basis.

       Two of the Company's stockholders, who together beneficially own 460,000 shares of the Company's common stock, beneficially own an approximately 24% interest in CRPB Investors, L.L.C..

       A Vice President of the Company and Executive Director of Cerprobe Asia, owns 10% of Cerprobe Asia PTE LTD.

                              CERPROBE CORPORATION

(14)   Commitments and Contingencies

       Leases

       The Company leases certain equipment under capital leases. These assets have been capitalized at the present value of the future minimum lease payments and are included with manufacturing tools and equipment and office furniture at a cost of $3,381,836 and $1,043,082 with related accumulated amortization of $896,637 and $266,014 at December 31, 1996 and 1995, respectively. In addition, the Company is obligated under certain noncancelable operating leases for the Company's manufacturing and office space. Certain operating lease agreements provide for annual rent escalations and renewal options.

       The following is a schedule of the minimum future lease payments for the years ending December 31:

                                                                                                   Rentals
                                                                                                  receivable
                                                          Capital            Operating              under
                                                          leases               leases             subleases
                                                      ----------------    -----------------    -----------------
              1997                                         $790,075          $ 1,674,262             $111,700
              1998                                          718,985            1,913,694               75,300
              1999                                          473,780            1,761,189               78,900
              2000                                          338,132            1,681,783               47,600
              2001                                          224,164            1,572,393                   --
              Thereafter                                         --           12,020,464                   --
                                                      ----------------    -----------------    -----------------

         Total minimum future lease payments
                                                          2,545,136          $20,623,785             $313,500
                                                                          =================    =================
         Less amounts representing interest
         (at rates ranging from 4.5% to 27.5%)
                                                           (447,582)
                                                      ----------------

         Present value of net minimum future
             lease payments                               2,097,554
         Less current portion                              (634,755)
                                                      ----------------

         Long-term portion                               $1,462,799
                                                      ================

       Amortization expense applicable to assets under capital leases is charged to depreciation and amortization expense.

       Rental expense for the years ended December 31, 1996, 1995 and 1994 was $1,002,856, $723,396 and $446,422, respectively.

                              CERPROBE CORPORATION

       On August 21, 1996, Cerprobe entered into a long term commercial operating lease to consolidate its Arizona operations into a single facility on a twelve acre parcel in Gilbert, Arizona. The lease will commence upon completion of the 83,000 square foot facility in May 1997. The facility will serve as the Company's worldwide headquarters and is being built for Cerprobe's use by CRPB Investors, L.L.C., a limited liability company formed for the purpose of owning and operating the property. Cerprobe is a 36% shareholder in CRPB Investors, L.L.C. The initial term of the lease is 15 years with 7 options to extend the lease for successive 5 year terms. The initial lease rate is dependent on final construction costs, but is currently expected to approximate $875,000 per year.

       Convertible Preferred Stock

       If the remaining holders of the convertible preferred stock elect to convert their shares into shares of common stock based on the market price of common stock as of December 31, 1996, Cerprobe would be required to issue more than 800,000 shares of common stock. To insure compliance with Nasdaq National Market rules requiring shareholder approval of issuances of common stock representing greater than 20% of all shares outstanding, Cerprobe has the right to redeem any shares of convertible preferred stock that, if converted, would result in the issuance of more than 800,000 shares of common stock. In such event, Cerprobe may redeem those shares of convertible preferred stock for cash in an amount determined by a formula based on the current market price of common stock. If the holders of all outstanding shares of convertible preferred stock had elected to convert their shares on December 31, 1996, Cerprobe estimates that it would have been required to pay approximately $3,500,000 to have redeemed all shares of convertible preferred stock that, if converted, would have resulted in the issuance of more than 800,000 shares of common stock. Based on the formula referred to above, the amount of cash required to redeem any shares of convertible preferred stock will increase if the price of common stock decreases, and will decrease if the price of common stock increases. Automatic conversion of the stock or redemption must occur by January 18, 1998.


(15)   Business Segment

       The Company is engaged in one business segment, the design, development, manufacture and market of semiconductor integrated circuit test products and services. For the years ended December 31, 1996, 1995 and 1994, 20%, 11% and 5%, respectively, of the Company's sales were outside of the United States.

       One customer accounted for 15.5%, 18.8% and 16.0% of net sales for the years ended December 31, 1996, 1995 and 1994. Another customer accounted for 11.6%, 9.9% and 11.4% of net sales for the years ended December 31, 1996, 1995 and 1994.

                              CERPROBE CORPORATION

 (16)  Acquisitions

       Fresh Test Technology

       On April 3, 1995, the Company acquired all of the outstanding stock of Fresh Test Technology Corporation ("Fresh Test"), a manufacturer of test and interface hardware products, for 712,500 shares of the Company's common stock. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $2,120,505 and has been recorded as goodwill, which is being amortized on a straight-line basis over eight years. The purchase price of $2,662,969 plus acquisition costs of $402,865 was allocated as follows:

                    Purchase price:
                        Common Stock                                                 $2,662,969
                        Costs of acquisition                                            402,865
                                                                               -----------------
                                                                                     $3,065,834
                                                                               -----------------
                    Assets acquired and liabilities assumed:
                        Current assets                                               $1,252,176
                        Property, plant and equipment                                   253,684
                        Other assets                                                     83,051
                        Goodwill                                                      2,120,505
                        Current liabilities                                           (531,634)
                        Noncurrent liabilities                                        (111,948)
                                                                               -----------------
                                                                                     $3,065,834
                                                                               -----------------

       The   operating   results  of  Fresh  Test  have  been  included  in  the
       consolidated statement of operations from the date of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisition had occurred January 1, 1994:

                                                                                  Year ended December 31,
                                                                            -------------------------------------
                                                                                   1995              1994
                                                                            -------------------------------------
                                                                                         (unaudited)
             Net sales                                                         $27,601,795          $18,712,171
             Net income                                                          2,543,690              998,856
             Primary net income per share                                            0.62                 0.24
             Fully diluted net income per share                                      0.52                 0.21

       The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1994 or as a projection of future results.

                              CERPROBE CORPORATION

       CompuRoute, Inc.

       On December 27, 1996, the Company acquired all of the outstanding stock of CompuRoute, Inc. ("CompuRoute"), a manufacturer of printed circuit boards, for $7,037,797. The purchase price consisted of $4,437,797 in cash and 400,000 shares of common stock. The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $889,133 and has been recorded as goodwill, which is being amortized on a straight-line basis over eight years. The purchase price of $7,037,797 plus acquisition costs of $394,746 was allocated as follows.

                    Purchase price:
                        Cash                                         $4,437,797
                        Common stock                                  2,600,000
                        Costs of acquisition                            394,746
                                                                 --------------
                                                                     $7,432,543
                                                                 --------------
                    Assets acquired and liabilities assumed:
                        Current assets                               $1,870,903
                        Property, plant and equipment                 1,948,189
                        Other assets                                     18,498
                        Purchased research and development            4,584,000
                        Goodwill                                        889,133
                        Current liabilities                          (1,177,286)
                        Noncurrent liabilities                         (700,894)
                                                                 --------------
                                                                     $7,432,543
                                                                 --------------


       At acquisition, the state of the research and development products was not yet at a technological or commercially viable stage. The Company does not believe that the research and development products have any future alternative use because if these products are not finished and brought to ultimate product completion, they have no other value. Therefore, consistent with generally accepted accounting principles, the Company recorded a one-time charge for the full value of the purchased in-process research and development.

                              CERPROBE CORPORATION

       The consolidated balance sheet for as of December 31, 1996 includes the accounts of CompuRoute, however, due to the fact that the acquisition occurred on December 27, 1996, CompuRoute's 1996 results of operations are not included in the consolidated statements of operations. The following summary, prepared on a pro forma basis, excluding the charge for purchased research and development, presents the results of operations as if the acquisition had occurred January 1, 1995:

                                                     Year ended December 31,
                                                  -----------------------------
                                                      1996           1995
                                                  -----------------------------
                                                           (unaudited)

             Net sales                            $47,732,502       $36,296,077
             Net income                             3,585,440         3,261,074
             Primary net income per share                0.67              0.73
             Fully diluted net income per share          0.62              0.62


       The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1995 or as a projection of future results.


 (17)  401(k) Plan

       On April 1, 1993, the Company established the Cerprobe Corporation 401(k) Plan (the Plan). Employees who have reached 18 years of age and who have completed one year of service for the Company are eligible to participate in the Plan. Participants may elect to defer up to 15% of their salary. Any contribution by the Company is at its discretion. The Company expensed discretionary contributions pursuant to the Plan in the amount of $91,000, $90,000, and $0 for the years ended December 31, 1996, 1995, and 1994, respectively. The participants are fully vested in their contributions and become fully vested in the Company's contributions after three years of service.


 (18)  Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

       The carrying amount of cash equivalents approximates fair value because their maturity is generally less than three months. The carrying amount of receivables, accounts payable and accrued expenses approximates fair value as they are expected to be collected or paid within 90 days of year-end. The fair value of notes payable, demand note payable, capital lease obligations and other long-term obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

                              CERPROBE CORPORATION

(19)   Supplemental Financial Information

       A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 1996, 1995 and 1994 follows:

                                         Balance at                                                                  Balance at
                                         beginning                                                                     end of
                                          of year           Additions         Acquistions          Deductions           year
                                      -----------------  ----------------  ----------------    ----------------   ----------------
Allowance for doubtful accounts:

    Year ended December 31, 1996      $      173,000    $        12,000    $      44,000      $        (6,000)    $      223,000

    Year ended December 31, 1995      $       23,000    $        12,000    $     139,094      $        (1,094)    $      173,000

    Year ended December 31, 1994      $       10,000    $        24,000    $        -         $       (11,000)    $       23,000


Allowance for obsolescence of
    inventories:

    Year ended December 31, 1996      $       83,000    $        75,000    $        -         $       (29,000)    $      129,000

    Year ended December 31, 1995      $       52,000    $        80,000    $      30,600      $       (79,600)    $       83,000

    Year ended December 31, 1994      $       48,500    $        67,200    $        -         $       (63,700)    $       52,000

(20)   Subsequent Events

       Acquisition

       On January 15, 1997 the Company acquired all of the outstanding stock of SVTR. The purchase price paid by the Company consisted of $2,753,217 in cash and 300,000 shares of Cerprobe common stock.

                   Purchase price:
                        Cash                                     $2,753,217
                        Common stock                              2,864,250
                        Costs of acquisition                         97,796
                                                              ==============
                                                                 $5,715,263
                                                              ==============

                              CERPROBE CORPORATION

       Under the terms of the acquisition, the Company has agreed to pay up to an additional $500,000 in cash and up to 50,000 additional shares of common stock if certain sales and operating profit targets for calendar year 1997 are achieved by SVTR.

       The acquisition will be accounted for using the purchase method. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values. The company intends to take a one-time charge for the full value of the purchased in-process research and development in the first quarter ending March 31, 1997, which is currently estimated to be approximately $5,400,000.

       Note Payable


       On February 28, 1997, the Company entered into a revolving line of credit of $10,000,000 for general corporate purposes and possible future acquisitions, which matures on August 15, 1998. The unsecured line of credit replaced a $3,000,000 revolving line of credit. Interest on the outstanding balance is at the prime rate or 30, 60, or 90 day LIBOR plus 1.75%. The non-use fee under the line of credit is 0.125% for outstanding balances exceeding $3,000,000 and 0.25% for outstanding balances less than $3,000,000. The line of credit contains certain restrictive covenants which include, among other things, restrictions on the declaration or payment of dividends, the incurrance or assumption of other indebtedness, and the making of loans to or investments in others. The line also requires the Company to maintain a specified net worth, as defined, to maintain a required debt to equity ratio, and to maintain certain other financial ratios.
                                      F-24