Form 10-Q
period 1997-03-31
CERPROBE CORP
filed 1997-05-15
CIK 725259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)
X        Quarterly  Report  pursuant  to Section  13 or 15(d) of the  Securities
-        Exchange Act of 1934 For the Quarter Ended March 31, 1997

                                       or

         Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
-        Exchange Act of 1934 For the transition period from _______ to _______.

Commission File Number 0-11370
                       -------



                              CERPROBE CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                   86-0312814
  -------------------------------                      ----------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification Number)

600 South Rockford Drive, Tempe, Arizona                  85281
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (602) 967-7885
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes     X                 No
     -------                  -------

As of May 5, 1997, there were 6,353,047 shares of the Registrant's common stock outstanding.

                              CERPROBE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS





                         PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Item  1.          Financial Statements:

                  Condensed Consolidated Balance Sheets
                  March 31, 1997 and December 31, 1996.......................3

                  Condensed Consolidated Statements of Operations -
                  Three Months Ended March 31, 1997 and 1996.................4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and 1996.................5

                  Notes to Condensed Consolidated Financial Statements.......7

Item  2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................13





                           PART II - OTHER INFORMATION

Item  6.          Exhibits and Reports on Form 8-K..........................17


Signatures        ..........................................................18

                              CERPROBE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31,              December 31,
                            ASSETS                                                1997                    1996
                                                                              -------------           --------------
                                                                              (unaudited)
Current assets:
     Cash and cash equivalents                                                $  1,840,106            $   5,564,557
     Accounts receivable, net of allowance of $238,883
         in 1997 and $223,000 in 1996                                            8,212,331                5,564,203
     Inventories, net                                                            6,912,631                3,862,753
     Note receivable                                                                     -                  250,000
     Prepaid expenses                                                              280,857                  377,003
     Income taxes receivable                                                             -                  214,097
     Deferred tax asset                                                            216,776                  202,476
                                                                              -------------           --------------
              Total current assets                                              17,462,701               16,035,089
                                                                              -------------           --------------

Property, plant and equipment, net                                              12,834,862               11,446,291
Intangibles, net                                                                 2,582,009                2,602,812
Other assets                                                                     1,444,563                1,326,592
                                                                              -------------           --------------
              Total assets                                                    $ 34,324,135            $  31,410,784
                                                                              =============           ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $  2,812,106            $   2,739,064
     Accrued expenses                                                            3,601,024                1,600,120
     Demand note payable                                                         1,015,000                1,030,000
     Current portion of notes payable                                            2,225,240                  128,180
     Current portion of capital leases                                             640,121                  634,755
                                                                              -------------           --------------
              Total current liabilities                                         10,293,491                6,132,119

Notes payable, less current portion                                              1,077,670                  278,645
Capital leases, less current portion                                             1,305,654                1,462,799
Deferred tax liability                                                              15,422                             -
Other liabilities                                                                  421,858                  394,011
                                                                              -------------           --------------
              Total liabilities                                                 13,114,095                8,267,574
                                                                              -------------           --------------

Minority interest                                                                        -                   12,851
                                                                              -------------           --------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.05 par value;  authorized  10,000,000 shares; issued and
       outstanding  330  shares  of  Series  A  Convertible   Preferred   Stock,
       liquidation preference of $10,724 per share                                      16                       16
     Common stock, $.05 par value; authorized, 10,000,000 shares;
       issued and outstanding 6,353,047 shares at  March 31, 1997
       and 6,027,714 at December 31, 1996                                          317,652                  301,386
     Additional paid-in capital                                                 23,654,606               20,652,290
     Retained earnings (accumulated deficit)                                    (2,788,959)               2,105,674
     Foreign currency translation adjustment                                        26,725                   70,993
                                                                              -------------           --------------
              Total stockholders' equity                                        21,210,040               23,130,359
                                                                              -------------           --------------

              Total liabilities and stockholders' equity                      $ 34,324,135            $  31,410,784
                                                                              =============           ==============

     See accompanying notes to condensed consolidated financial statements.

                              CERPROBE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended March 31,
                                             -----------------------------------
                                                 1997                 1996
                                             -------------        -------------

Net Sales                                  $   15,899,092       $    9,699,939
Costs of goods sold                             9,394,372            5,172,951
                                             -------------        -------------
          Gross margin                          6,504,720            4,526,988
                                             -------------        ------------
Expenses:
    Selling, general and administrative         4,172,449            2,607,938
    Engineering and product development           453,319              102,684
    Acquisition related costs                   6,164,156                  -
                                             -------------        -------------
          Total expenses                       10,789,924            2,710,622
                                             -------------        -------------

Operating income (loss)                        (4,285,204)           1,816,366
                                             -------------        -------------
Other income (expense):
    Interest income                                35,160               59,492
    Interest expense                             (134,611)             (58,856)
    Other income, net                              58,891               40,858
                                             -------------        -------------
          Total other income (expense)            (40,560)              41,494
                                             -------------        -------------
Income (loss) before income taxes and
   minority interest                           (4,325,764)           1,857,860

Minority interest share of (income) loss          (12,569)              25,361
                                             -------------        -------------
Income (loss) before income taxes              (4,338,333)           1,883,221

Provision for income taxes                       (556,300)            (877,000)
                                             -------------        -------------
Net income (loss)                          $   (4,894,633)      $    1,006,221
                                             =============        =============
Net income (loss) per common and common
     equivalent share:
     Primary                               $        (0.78)      $         0.20
                                             =============        =============
     Weighted average number of common
       and common equivalent shares
       outstanding                              6,292,662            5,063,196
                                             =============        =============
     Fully diluted                         $        (0.78)      $         0.18
                                             =============        =============
     Weighted average number of common
       and common equivalent shares
       outstanding                              6,292,662            5,645,349
                                             =============        =============
     See accompanying notes to condensed consolidated financial statements.

                              CERPROBE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Three months ended March 31,
                                                                                            -------------------------------
                                                                                                1997              1996
                                                                                            -------------     -------------
Cash flows from operating activities:
     Net income (loss)                                                                    $   (4,894,633)   $    1,006,221
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                            772,390           404,138
        Purchased research and development                                                     5,664,156              -
        Loss on sale of fixed assets                                                                 426              -
        Deferred income taxes                                                                     92,041           135,465
        Provision for losses on accounts receivable                                                6,000             3,000
        Provision for obsolete inventory, net                                                    (20,868)           10,000
        Compensation expense                                                                        -               32,753
        Income (loss) applicable to minority interest in consolidated subsidiaries                12,569           (25,361)
     Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                                   (1,769,688)       (1,690,705)
        Inventories                                                                              329,738          (369,828)
        Prepaid expenses                                                                         125,138            89,452
        Other assets                                                                              17,670           130,547
        Income taxes receivable                                                                  539,904              -
        Accounts payable and accrued expenses                                                   (491,751)          437,666
        Accrued income taxes                                                                     113,490           741,536
        Other liabilities                                                                         52,400           (14,358)
                                                                                            -------------     -------------
            Net cash provided by operating activities                                            548,982           890,526
                                                                                            -------------     -------------
Cash flows from investing activities:
     Purchase of property, plant and equipment                                                (1,405,273)       (1,555,329)
     Investment in CRPB Investors, L.L.C.                                                           (607)             -
     Supplemental acquisition costs for CompuRoute                                               (80,102)             -
     Purchase of SVTR, net of cash acquired                                                   (2,565,697)             -
     Proceeds from sale of equipment                                                                 717              -
     Decrease in notes receivable                                                                250,000              -
                                                                                            -------------     -------------
            Net cash used in investing activities                                             (3,800,962)       (1,555,329)
                                                                                            -------------     -------------
Cash flows from financing activities:
     Principal payments on notes payable and capital leases                                     (582,535)          (92,677)
     Net proceeds from issuance of convertible preferred stock                                      -            9,400,000
     Net proceeds from stock options exercised                                                   154,332           144,616
                                                                                            -------------     -------------
            Net cash provided by (used in) financing activities                                 (428,203)        9,451,939
                                                                                            -------------     -------------

Effect of exchange rates on cash and cash equivalents                                            (44,268)          (13,978)
                                                                                            -------------     -------------

Net increase (decrease) in cash and cash equivalents                                          (3,724,451)        8,773,158
Cash and cash equivalents, beginning of period                                                 5,564,557           263,681
                                                                                            -------------     -------------
Cash and cash equivalents, end of period                                                  $    1,840,106    $    9,036,839
                                                                                            =============     =============

     See accompanying notes to condensed consolidated financial statements.

                              CERPROBE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


Supplemental schedule of noncash investing and financing activities:
     Conversion of subordinated debentures to common stock                                $      -          $      110,000
                                                                                            -------------     -------------
     Conversion of preferred stock to common stock                                        $      -          $       11,000
                                                                                            -------------     -------------
     Equipment acquired under capital leases and issuances of notes payable               $        4,144    $      -
                                                                                            -------------     -------------

Supplemental disclosures of cash flow information:
     Interest paid                                                                        $      134,611    $       33,617
                                                                                            -------------     -------------
     Income taxes paid                                                                    $       18,096    $      -
                                                                                            -------------     -------------

Supplemental disclosures of noncash investing activities:
     The Company acquired Silicon Valley Test & Repair, Inc. for $5.7 million in the period ended March 31, 1997. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values as indicated in the notes to the condensed consolidated financial statements.
     A summary of the acquisition is as follows:

     Purchase price                                                                       $    5,715,263
     Less cash acquired                                                                         (285,316)
     Common stock issued                                                                      (2,864,250)
                                                                                            =============
        Cash invested                                                                     $    2,565,697
                                                                                            =============

     See accompanying notes to condensed consolidated financial statements.

                              CERPROBE CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Preparation

         The accompanying condensed consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and March 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 1996 was derived from the audited consolidated financial statements at such date.

         Pursuant to  accounting  requirements  of the  Securities  and Exchange
         Commission applicable to quarterly reports on Form 10-Q, the accompanying condensed consolidated financial statements and notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with Cerprobe Corporation's (the "Company") annual financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         Results  of  operations  for  interim   periods  are  not   necessarily
         indicative of those to be achieved for full fiscal years.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Cerprobe and its wholly-owned subsidiaries: CompuRoute, Inc. ("CompuRoute"), Cerprobe Europe Limited, and Cerprobe Asia Holdings PTE LTD. Cerprobe Asia Holdings PTE LTD together with Asian investors, formed Cerprobe Asia PTE LTD in 1995. Cerprobe Asia Holdings PTE LTD is a 70% owner of Cerprobe Asia PTE LTD. Cerprobe Asia PTE LTD created wholly-owned subsidiaries, Cerprobe Singapore PTE LTD and Cerprobe Taiwan Co. LTD, to operate full service sales and manufacturing plants. Singapore became operational in April of 1996 and Taiwan in January of 1997. All significant intercompany transactions have been eliminated in consolidation.

         On January 15, 1997, the Company acquired all of the outstanding stock of Silicon Valley Test & Repair, Inc. ("SVTR"), a company that refurbishes, reconfigures, and services wafer probing equipment. Accordingly, the condensed consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1997 include SVTR's activities since the date of acquisition.

                              CERPROBE CORPORATION
         Notes to Condensed Consolidated Financial Statements, Continued


(2)      Inventories

         Inventories  consist of the following:

                                                      March 31,    December 31,
                                                        1997            1996
                                                  ------------     ------------
         Raw materials                            $  5,911,167     $  3,328,422
         Work-in-process                             1,143,625          615,360
         Finished goods                                 47,971           47,971
         Reserve for obsolete inventory               (190,132)        (129,000)
                                                  ------------     ------------
                  Total                           $  6,912,631     $  3,862,753
                                                  ============     ============


(3)      Property, Plant and Equipment

         Property, plant and equipment consist of the following:

                                                      March 31,    December 31,
                                                        1997           1996
                                                  ------------     ------------

         Land                                     $    364,017     $    359,253
         Building                                    1,973,704        1,947,877
         Manufacturing tools and equipment           9,671,529        8,789,140
         Office furniture and equipment              1,194,744        1,063,547
         Leasehold improvements                      1,307,230        l,112,576
         Construction in progress                    1,094,066          483,591
         Computer hardware and software              2,609,851        2,402,551
         Accumulated depreciation and amortization  (5,380,279)      (4,712,244)
                                                  ------------      ------------
                  Total                           $ 12,834,862      $ 11,446,291
                                                  ============      ============

(4)      Intangibles

         Goodwill from the acquisition of Fresh Test Technology and CompuRoute, is $2,120,505 and $969,235, respectively.

                              CERPROBE CORPORATION
         Notes to Condensed Consolidated Financial Statements, Continued


(5)      Related Party Transactions

         Effective May 1, 1991, the Company entered into an agreement with a former director and officer of the Company, whereby this officer left the employ of the Company and agreed not to compete with the Company for a two-year period. The agreement required the Company to pay $3,125 per month from May 1, 1991 through April 30, 1993 and to provide certain other benefits to this individual. This agreement was extended for an additional year, through April 30, 1994, and is presently on a month-to-month basis. Beginning July 1, 1997 the monthly payment will be reduced to $1,563 and the agreement will terminate on December 31, 1997, except for certain life insurance and health care benefits which will continue under the terms of the original agreement.

(6)      Commitments and Contingencies

         Convertible Preferred Stock

         If the holders of all outstanding shares of convertible preferred stock had elected to convert their shares on April 25, 1997, Cerprobe estimates that it would have been required to pay approximately $3,800,000 to have redeemed all shares of convertible preferred stock that, if converted, would have resulted in the issuance of more than 800,000 shares of common stock. Automatic conversion of the stock or redemption must occur by January 18, 1998.

         Upsys

         Cerprobe Corporation has entered into a joint venture with Upsys Reseau Eurisys, a French Company owned by IBM and GAME, a French test and engineering company. The joint venture, to be managed by Cerprobe, will assemble and repair the Cobra Probe in Arizona for distribution by Cerprobe throughout the U.S. and Asia. Cerprobe will own 55% of the joint venture and Upsys will own 45%. It is expected that the joint venture will be operational by the end of the second quarter 1997.

(7)      Acquisitions

         CompuRoute, Inc.

         On December 27, 1996, the Company acquired all of the outstanding stock of CompuRoute, Inc., a manufacturer of printed circuit boards, for $7,037,797. The purchase price consisted of $4,437,797 in cash and 400,000 shares of common stock.

                              CERPROBE CORPORATION
         Notes to Condensed Consolidated Financial Statements, Continued


         The acquisition has been accounted for by the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $969,235 and has been recorded as goodwill, which is being amortized on a straight-line basis over eight years. The results of operations of CompuRoute are included in the Company's financial statements since the date of acquisition.

         At acquisition, the state of the research and development products was not yet at a technologically or commercially viable stage. The Company did not believe that the research and development products had any future alternative use because if these products were not finished and brought to ultimate product completion, they would have no other value. Therefore, consistent with generally accepted accounting principles, the Company recorded a one-time charge of $4,584,000 on December 27, 1996 for the full value of the purchased in-process research and development.

         Silicon Valley Test & Repair, Inc.

         On January 15, 1997, the Company acquired all of the outstanding stock of SVTR. The purchase price paid by the Company consisted of $2,753,217 in cash and 300,000 shares of Cerprobe common stock.

         Under the terms of the acquisition, the Company has agreed to pay up to an additional $500,000 in cash and up to 50,000 additional shares of common stock if certain sales and operating profit targets for calendar year 1997 are achieved by SVTR.

         The acquisition has been accounted for using the purchase method. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

         The purchase price of $5,617,467 plus acquisition costs of $97,796 was allocated as follows.

                    Purchase price:
                    Cash                          $2,753,217
                    Common stock                   2,864,250
                    Costs of acquisition              97,796
                                                  ----------
                                                  $5,715,263
                                                  ==========

                              CERPROBE CORPORATION
         Notes to Condensed Consolidated Financial Statements, Continued


                    Assets acquired and liabilities assumed:
                    Current assets                             $4,979,145
                    Property, plant and equipment                 651,781
                    Other assets                                  185,007
                    Purchased research and development          5,664,156
                    Current liabilities                        (4,795,473)
                    Noncurrent liabilities                       (969,353)
                                                               -----------
                                                               $5,715,263
                                                               ===========

         At acquisition, the state of the research and development products was not yet at a technologically or commercially viable stage. The Company does not believe that the research and development products have any future alternative use because if these products are not finished and brought to ultimate product completion, they have no other value. Therefore, consistent with generally accepted accounting principles, the Company recorded a one-time charge of $5,664,156 on January 15, 1997 for the full value of the purchased research and development.

         Pro forma Results

         The following summary, prepared on a pro forma basis, excluding the charges for purchased research and development, presents the results of operations as if the acquisitions of CompuRoute and SVTR had occurred January 1, 1996:

                                                       Three months ended
                                                            March 31,
                                                   --------------------------
                                                      1997          1996
                                                   --------------------------
                                                           (unaudited)

          Net sales                                $15,952,472   $17,057,166
          Net income                               $   629,456   $ 1,374,443
          Primary net income per share             $       .10   $       .24
          Fully diluted net income per share       $       .10   $       .22


         The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 1996 or as a projection of future results.

                              CERPROBE CORPORATION
         Notes to Condensed Consolidated Financial Statements, Continued


(8)      Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per
         Share" (statement 12B). This Statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data shall be restated to conform to statement 128. Basic and diluted EPS, as calculated under statement No. 128 would have been ($.78) and ($.78) for the fiscal three months ended March 31, 1997.

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

The Company has grown substantially over the last three years as the Company has benefited from the substantial growth in the worldwide demand for ICs. Net sales have increased from $14.3 million for 1994, to $26.1 million for 1995, and to $37.3 million for 1996. Similarly, the Company's net income has increased from $1.2 million for 1994, to $2.4 million for 1995, and to $3.2 million for 1996 (before a one-time charge for purchased in-process research and development of $4.6 million, resulting in a net loss of $1.4 million). This growth resulted primarily from internal product development and strategies. However, the Company also benefited from its acquisition in April 1995 of Fresh Test Technology Corporation, whose complementary products contributed approximately $4.0 million to 1995 net sales, approximately $7.0 million to 1996 net sales, and approximately $1.7 million to net sales for the first three months of 1997. To further expand its semiconductor test product and service offerings, Cerprobe acquired CompuRoute, Inc. ("CompuRoute"), a company engaged in the design, manufacture, and marketing of complex, multilayer printed circuit boards ("PCBs") primarily for use in semiconductor testing applications, in December 1996 and Silicon Valley Test & Repair, Inc. ("SVTR"), a company that refurbishes, reconfigures, and services wafer probers, in January 1997. Together, these recent acquisitions contributed approximately $4.0 million to net sales for the first three months of 1997.

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

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

Net sales for the three months ended March 31, 1997 were $15,899,092 an increase of 64% over net sales of $9,699,939 for the three months ended March 31, 1996. This increase in net sales is a result of Cerprobe's two recent acquisitions, higher order rates for Cerprobe's probe card and interface products, and increased sales from Cerprobe's international operations.

For the three months ended March 31, 1997, the gross margin was $6,504,720, an increase of 44% over the gross margin of $4,526,988 for the same period in 1996. Gross margin as a percentage of sales decreased from 47% for the three months ended March 31, 1996 to 41% for the same period in 1997. The decrease in gross margin, as a percentage of sales, is primarily a result of a change in product mix due to the recent acquisitions. Approximately 25% of net sales within the period were attributed to ATE test boards from the Company's CompuRoute subsidiary and wafer prober products and services from the Company's SVTR subsidiary. Both product lines currently have lower gross margins than the Company's core products of probe cards and ATE interfaces.

Selling, general and administrative expenses were $4,172,449 for the three months ended March 31, 1997 as compared to $2,607,938 for the same period in 1996, an increase of 60%. The increase in selling, general and administrative expenses resulted primarily from the two recent acquisitions, and the continued domestic and international facilities expansion. Of the increase, $946,490, or 60%, was attributable to CompuRoute and SVTR.

Engineering and product development expenses were $453,319 for the three months ended March 31, 1997, an increase of 341% over $102,684 for the same period in 1996. This increase resulted from Cerprobe's continued emphasis on engineering and product development in an effort to anticipate and address technological advances in semiconductor testing as well as Cerprobe's recent acquisitions. Of the increase approximately $189,457, or 54%, was attributable to CompuRoute and SVTR.

Acquisition related costs totaled $6,164,156 and are related to the acquisition of SVTR on January 15, 1997. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values. The value of the purchased research and development in connection with the acquisition was $5,664,156. The current state of the research and development products/processes is not yet at a technologically feasible or commercially viable stage. Cerprobe does not believe that the research and development products/processes have any future alternative use because if they are not finished and brought to ultimate product or process completion they have no value. Therefore, consistent with generally accepted accounting principles, Cerprobe took a one-time charge for the full value of the purchased research and development. The remaining $500,000 of acquisition related costs is the estimated cost to move SVTR's manufacturing operations to Arizona during 1997.

Interest income was $35,160 for the three months ended March 31, 1997 as compared to $59,492 for the same period in 1996. The decrease was a result of utilizing in the fourth quarter of 1996 and in the first quarter of 1997, the net proceeds of the Convertible Preferred Stock offering in the CompuRoute and SVTR acquisitions, respectively.

Interest expense was $134,611 for the three months ended March 31, 1997 as compared to $58,856 for the same period in 1996, an increase of 129%. The majority of the 1997 increase in interest expense was due to the debt acquired in the acquisition of CompuRoute and SVTR.

The minority interest from Asian operations of $12,569, as of March 31, 1997, represents the Company's joint venture partners' share (30%) of the income from Cerprobe Asia PTE LTD.

The provision for income taxes was $556,300, which represents an effective tax rate of 42%, excluding the acquisition costs of $6,164,156, for the three months ended March 31, 1997, versus $877,000, which represents an effective rate of 47% for 1996. The decreased effective tax rate, as adjusted for 1997, was from the benefit of CompuRoute's net operating loss carryforward of $140,000 and partial use of previous nondeductible losses from foreign subsidiaries.

Net loss for the three months ended March 31, 1997 was $4,894,633, a decrease in net income of $5,900,854, or 586%, from the net income of $1,006,221 for the same period in 1996. This decrease is primarily due to the recording of approximately $500,000 of costs associated with the relocation of SVTR's manufacturing operations and the write-off of the purchased research and development of $5,664,156 from the SVTR acquisition. Excluding the acquisition related expenses, net income for the three months ended March 31, 1997 would have been $1,069,523 or 7% of net sales as compared to 10% of net sales for the three months ended March 31, 1996.

Liquidity and Capital Resources

Cerprobe has financed its operations and capital requirements primarily through cash flow from operations, equipment lease financing arrangements, and sales of equity securities. In January 1996, Cerprobe completed a private placement of Convertible Preferred Stock, which raised net proceeds of $9,400,000. The net proceeds have been used in domestic and international expansion and acquisition of companies and/or technologies. At March 31, 1997, cash and cash equivalents were $1,840,106, compared to $5,564,557 at December 31, 1996.

Cerprobe generated $548,982 in cash flow from operating activities for the three months ended March 31, 1997. Accounts receivable increased by $2,648,128, or 48%, to $8,212,331 at March 31, 1997. Of this increase, $884,440 resulted from the acquisition of SVTR and $1,769,688 resulted from an increase in net sales. This was offset by a $6,000 increase in the provision for losses on accounts receivable. Inventories increased $3,049,878, or 79%, over December 31, 1996 to $6,912,631 at March 31, 1997. The increase resulted primarily from the acquisition of SVTR. Both accounts receivable days outstanding and inventory turns improved during the three months ended March 31, 1997 as compared to the same period in 1996.

Accounts  payable  and  accrued  expenses  increased  $2,073,946,   or  48%,  to
$6,413,130 at March 31, 1997. The increase resulted primarily from the acquisition of SVTR.

The current portions of notes payable and capital leases increased to $2,865,361 at March 31, 1997 from $762,935 at December 31, 1996, primarily as a result of Cerprobe's recent acquisition of SVTR.

Working capital decreased $2,733,760, or 28%, to $7,169,210 at March 31, 1997 from December 31, 1996. The current ratio decreased from 2.6 to 1 at December 31, 1996 to 1.7 to 1 at March 31, 1997. These decreases were due to the use of the net proceeds from the private placement of the Convertible Preferred Stock in the two recent acquisitions. The acquisition of CompuRoute and SVTR used $4,437,797 and $2,753,217 respectively.

Cerprobe increased its investment in property, plant, and equipment during the three months ended March 31, 1997 by $1,388,571, or 12%, to $12,834,862. This
increase was attributable to the acquisition of SVTR and the Company's efforts to expand capacity to meet customer demand for its products. These capital expenditures were funded from cash flow from operations and proceeds from the private placement of the Convertible Preferred Stock. Long-term debt, comprised of the non-current portions of notes payable and capital leases, increased $641,880, or 37%, to $2,383,324, primarily as a result of the acquisition of SVTR.

If the holders of all outstanding shares of Convertible Preferred Stock had elected to convert their shares on April 25, 1997, Cerprobe estimates that it would have been required to pay approximately $3.8 million to have redeemed all shares of Convertible Preferred Stock, that if converted, would have resulted in the issuance of more than 800,000 shares of Cerprobe common stock. Redemption or automatic conversion must occur on or before January 18, 1998.

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

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

Statements in this section regarding the Company's prospects for continued growth and the adequacy of sources of capital are forward-looking statements. Words such as "adequate," "believes," and "anticipates," also identify forward-looking statements. Actual results, however, could differ materially from those anticipated for a number of reasons, including product demand and development, technological advancements, impact of competitive products and pricing, growth in targeted markets and other factors identified under "Special Considerations" of the Company's 1996 Form 10-KSB as filed with the Securities and Exchange Commission, as well as those reasons identified in the Company's 1997 press releases.

PART II - OTHER INFORMATION

Item 2            Changes in Securities

                  a.       Not applicable.

                  b.       Not applicable.

                  c. Pursuant to a private placement under Section 4(2) of the Securities Act of 1933, on January 15, 1997, the Company issued 300,000 shares of Cerprobe common stock to William E. Mayer and Carol Mayer, husband and wife, in connection with the merger of SVTR with and into a subsidiary of the Company.


Item 6            Exhibits and Reports on Form 8-K

                  a.       Exhibits
                           (27)     Financial Data Schedule.
                           (11)     Statement   regarding   computation  of  net
                                    earnings (loss) per share.

                  b.       Reports on Form 8-K
                           Form 8-K, filed on January 15, 1997, to report the acquisition of Silicon Valley Test & Repair, Inc.

                           Form 8-K/A, filed on March 31, 1997, amends Form 8-K filed on January 15, 1997 reporting the acquisition of Silicon Valley Test & Repair. The following financial statements were filed with the Form 8-K/A:

                           SVTR's Audited Financial Statements as of December 31, 1996

                           Unaudited Pro Forma Combined Condensed Balance Sheet as of December 31, 1996.

                           Unaudited Pro Forma Combined Condensed Statement of Operations for the year ended December 31, 1996.

                           Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigning thereunto duly authorized.


                                 CERPROBE CORPORATION




                                 /s/Randal L. Buness
                                    ----------------------------------------
                                    Randal L. Buness
                                    Vice President - Chief Financial Officer


May 15, 1997
                                       18