Form 10QSB
period 1997-06-30
CERPROBE CORP
filed 1997-08-07
CIK 725259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 X       Quarterly  Report pursuant to  Section 13  or 15(d) of  the  Securities
---      Exchange Act of 1934
         For the Quarter Ended June 30, 1997
                                       or

         Transition  report pursuant to  Section 13 or 15(d) of  the  Securities
---      Exchange Act of 1934
         For the transition period from                  to            .
                                        ----------------    -----------


Commission File Number 0-11370
                      ---------


                              CERPROBE CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                          86-0312814
 ------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)

1150 North Fiesta Boulevard, Gilbert, Arizona                      85233
----------------------------------------------            ----------------------
(Address of principal executive offices)                         (Zip Code)

                                 (602) 333-1500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                 600 South Rockford Drive, Tempe, Arizona 85281
                 ----------------------------------------------
                 (Former address, if changed since last report)



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

As of July 31, 1997, there were 6,371,580 shares of the Registrant's common stock outstanding.

                              CERPROBE CORPORATION


                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----

Item  1.    Financial Statements:

            Condensed Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996................................3

            Condensed Consolidated Statements of Operations -
            Three and Six Months Ended June 30, 1997 and 1996..................4

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1997 and 1996............................5

            Notes to Condensed Consolidated Financial Statements...............7

Item  2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................13




                           PART II - OTHER INFORMATION



Item  2.    Changes in Securities.............................................19

Item  4.    Submission of Matters to Vote of Security Holders.................19

Item  6.    Exhibits and Reports on Form 8-K..................................19


Signatures  ..................................................................21

                              CERPROBE CORPORATION
                     Condensed Consolidated Balance Sheets

                                                                        June 30,         December 31,
                             ASSETS                                       1997               1996
                                                                      ------------      -------------
                                                                      (unauadited)
Current assets:
     Cash and cash equivalents                                        $  1,482,445      $  5,564,557
     Accounts receivable, net of allowance of $218,278
         in 1997 and $223,000 in 1996                                    9,718,798         5,564,203
     Inventories, net                                                    6,525,933         3,862,753
     Note receivable                                                          --             250,000
     Prepaid expenses                                                      230,344           377,003
     Income taxes receivable                                                  --             214,097
     Deferred tax asset                                                    220,676           202,476
                                                                      ------------      ------------
              Total current assets                                      18,178,196        16,035,089

Property, plant and equipment, net                                      13,769,965        11,446,291
Intangibles, net                                                         2,481,121         2,602,812
Other assets                                                             1,802,681         1,326,592
                                                                      ------------      ------------
              Total assets                                            $ 36,231,963      $ 31,410,784
                                                                      ============      ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $  4,532,211      $  2,739,064
     Accrued expenses                                                    3,124,388         1,600,120
     Demand note payable                                                 1,000,000         1,030,000
     Current portion of notes payable                                    2,135,585           128,180
     Current portion of capital leases                                     581,760           634,755
                                                                      ------------      ------------
              Total current liabilities                                 11,373,944         6,132,119

Notes payable, less current portion                                        452,312           278,645
Capital leases, less current portion                                     1,139,279         1,462,799
Other liabilities                                                          477,485           394,011
                                                                      ------------      ------------
              Total liabilities                                         13,443,020         8,267,574
                                                                      ------------      ------------

Minority interest                                                             --              12,851
                                                                      ------------      ------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.05 par value; authorized
       10,000,000 shares; issued and outstanding 330
       shares of Series A Convertible Preferred Stock,
       liquidation preference of $10,875 per share                              16                16
     Common stock, $.05 par value; authorized, 10,000,000
       shares; issued and outstanding 6,353,047 shares at
       June 30, 1997 and 6,027,714 at December 31, 1996                    317,652           301,386
     Additional paid-in capital                                         23,654,605        20,652,290
     Retained earnings (accumulated deficit)                            (1,199,634)        2,105,674
     Foreign currency translation adjustment                                16,304            70,993
                                                                      ------------      ------------
              Total stockholders' equity                                22,788,943        23,130,359
                                                                      ------------      ------------

              Total liabilities and stockholders' equity              $ 36,231,963      $ 31,410,784
                                                                      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                              CERPROBE CORPORATION
                 Condensed Consolidated Statement of Operations

                                               Three Months Ended June 30,          Six Months Ended June 30,
                                             ------------------------------      ------------------------------
                                                 1997               1996              1997              1996
                                             ------------------------------      ------------------------------
Net sales                                    $ 18,683,829      $  9,659,883      $ 34,582,921      $ 19,359,822
Costs of goods sold                            11,008,957         5,174,844        20,403,329        10,347,795
                                             ------------      ------------      ------------      ------------

          Gross margin                          7,674,872         4,485,039        14,179,592         9,012,027
                                             ------------      ------------      ------------      ------------

Expenses:
    Selling, general and administrative         4,954,862         2,666,893         9,127,311         5,274,831
    Engineering and product development           164,455           275,583           617,774           378,267
    Acquisition related costs                        --                --           6,164,156              --
                                             ------------      ------------      ------------      ------------

          Total expenses                        5,119,317         2,942,476        15,909,241         5,653,098
                                             ------------      ------------      ------------      ------------

Operating income (loss)                         2,555,555         1,542,563        (1,729,649)        3,358,929
                                             ------------      ------------      ------------      ------------

Other income (expense):
    Interest income                                32,504           108,751            67,664           168,243
    Interest expense                             (162,242)          (57,601)         (296,853)         (116,457)
    Other income, net                              55,955            46,624           114,846            87,482
                                             ------------      ------------      ------------      ------------

          Total other income (expense)            (73,783)           97,774          (114,343)          139,268
                                             ------------      ------------      ------------      ------------

Income (loss) before income taxes and
    minority interest                           2,481,772         1,640,337        (1,843,992)        3,498,197

Minority interest share of (income) loss           41,554            36,927            28,985            62,288
                                             ------------      ------------      ------------      ------------

Income (loss) before income taxes               2,523,326         1,677,264        (1,815,007)        3,560,485

Provision for income taxes                       (934,000)         (816,000)       (1,490,300)       (1,693,000)
                                             ------------      ------------      ------------      ------------

Net income (loss)                            $  1,589,326      $    861,264      $ (3,305,307)     $  1,867,485
                                             ============      ============      ============      ============

Net income (loss) per common and common
     equivalent share:
     Primary                                 $       0.24      $       0.16      $      (0.52)     $       0.35
                                             ============      ============      ============      ============

     Weighted average number of common
       and common equivalent shares
       outstanding                              6,546,069         5,393,166         6,321,399         5,262,320
                                             ============      ============      ============      ============

     Fully diluted                           $       0.24      $       0.15      $      (0.52)     $       0.32
                                             ============      ============      ============      ============

     Weighted average number of common
       and common equivalent shares
       outstanding                              6,645,677         5,878,399         6,321,399         5,797,680
                                             ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                              CERPROBE CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                    Six Months Ended June 30,
                                                                                                  ----------------------------
                                                                                                      1997             1996
                                                                                                  ----------------------------
Cash flows from operating activities:
     Net income (loss)                                                                            $(3,305,307)     $ 1,867,485
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                               1,657,746          854,628
        Purchased research and development                                                          5,664,156             --
        Loss on sale of fixed assets                                                                      426             --
        Tax benefit from stock options excercised                                                        --            182,000
        Deferred income taxes                                                                          72,819          111,465
        Provision for losses on accounts receivable, net                                              (14,605)           2,000
        Provision for obsolete inventory, net                                                         167,132           31,000
        Compensation expense                                                                             --             51,398
        Income (loss) applicable to minority interest in consolidated subsidiaries                    (28,985)         (62,288)
     Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                                        (3,255,550)      (1,472,922)
        Inventories                                                                                   528,436         (630,129)
        Prepaid expenses                                                                              175,651          151,241
        Other assets                                                                                 (233,125)          36,366
        Income taxes receivable                                                                       539,904             --
        Accounts payable and accrued expenses                                                         820,689         (204,403)
        Accrued income taxes                                                                           60,329          272,762
        Other liabilities                                                                              48,240            6,996
                                                                                                  -----------      -----------
            Net cash provided by operating activities                                               2,897,956        1,197,599
                                                                                                  -----------      -----------
Cash flows from investing activities:
     Purchase of property, plant and equipment                                                     (3,195,310)      (2,091,021)
     Purchase of marketable securities                                                                   --         (2,279,188)
     Investment in CRPB Investors, L.L.C                                                                 (607)            --
     Investment in Upsys-Cerprobe, L.L.C                                                              (21,892)            --
     Supplemental acquisition costs for CompuRoute                                                    (80,102)            --
     Purchase of SVTR, net of cash acquired                                                        (2,565,697)            --
     Proceeds from sale of equipment                                                                   71,183             --
     Decrease in note receivable                                                                      250,000             --
                                                                                                  -----------      -----------
            Net cash used in investing activities                                                  (5,542,425)      (4,370,209)
                                                                                                  -----------      -----------
Cash flows from financing activities:
     Principal payments on notes payable and capital leases                                        (3,539,072)        (178,322)
     Net proceeds from note payable                                                                 2,001,788             --
     Net proceeds from issuance of convertible preferred stock                                           --          9,400,000
     Net proceeds from issuance of common stock                                                          --            528,574
     Net proceeds from stock options exercised                                                        154,332             --
                                                                                                  -----------      -----------
            Net cash provided by (used in) financing activities                                    (1,382,952)       9,750,252
                                                                                                  -----------      -----------
Effect of exchange rates on cash and cash equivalents                                                 (54,691)          26,913
                                                                                                  -----------      -----------
Net increase (decrease) in cash and cash equivalents                                               (4,082,112)       6,604,555
Cash and cash equivalents, beginning of period                                                      5,564,557          263,681
                                                                                                  -----------      -----------
Cash and cash equivalents, end of period                                                          $ 1,482,445      $ 6,868,236
                                                                                                  ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                              CERPROBE CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

Supplemental schedule of noncash investing and financing activities:
     Conversion of subordinated debentures to common stock                                        $       --       $   110,000
                                                                                                  -----------      -----------
     Conversion of preferred stock to common stock                                                $       --       $    64,000
                                                                                                  -----------      -----------
     Equipment acquired under capital leases and issuances of notes payable                       $     4,144      $        --
                                                                                                  -----------      -----------

Supplemental disclosures of cash flow information:
     Interest paid                                                                                $   296,853      $    93,833
                                                                                                  -----------      -----------
     Income taxes paid                                                                            $ 1,315,096      $ 1,128,016
                                                                                                  -----------      -----------

Supplemental disclosures of noncash investing activities:
     The Company acquired Silicon Valley Test & Repair, Inc.
        for $5.7 million in the period ended March 31, 1997.
        The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as indicated in notes to the consolidated financial statements. A summary of the acquisition is as follows:
     Purchase price                                                                               $ 5,715,263
     Less cash acquired                                                                              (285,316)
     Common stock issued                                                                           (2,864,250)
                                                                                                           --
                                                                                                  -----------
        Cash invested                                                                             $ 2,565,697
                                                                                                  ===========

     See accompanying notes to condensed consolidated financial statements.

                              CERPROBE CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Preparation

         The accompanying condensed consolidated financial statements as of June 30, 1997 and for the six months ended June 30, 1997 and June 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 1996 was derived from the audited consolidated financial statements at such date.

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

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: CompuRoute, Inc. ("CompuRoute"), Cerprobe Europe Limited, and Cerprobe Asia Holdings PTE LTD. Cerprobe Asia Holdings PTE LTD together with Asian investors, formed Cerprobe Asia PTE LTD in 1995. Cerprobe Asia Holdings PTE LTD is a 70% owner of Cerprobe Asia PTE LTD. Cerprobe Asia PTE LTD created wholly-owned subsidiaries, Cerprobe Singapore PTE LTD and Cerprobe Taiwan Co. LTD, to operate full service sales and manufacturing plants. Singapore became operational in April of 1996 and Taiwan in January of 1997. All significant intercompany transactions have been eliminated in consolidation.

         On January 15, 1997, the Company acquired all of the outstanding stock of Silicon Valley Test & Repair, Inc. ("SVTR"), a company that refurbishes, reconfigures, and services wafer probing equipment. Accordingly, the condensed consolidated financial statements as of June 30, 1997 and for the six months ended June 30, 1997 include SVTR's activities since the date of acquisition.

         On June 2, 1997, the Company entered into a joint venture with Upsys Reseau Eurisys ("Upsys"), a French company owned by IBM and GAME, a French test and engineering company. The joint venture, called
         Upsys-Cerprobe, L.L.C., will assemble and repair the Cobra Probe in Arizona for distribution by Cerprobe throughout the U.S. and Asia. Cerprobe owns 55% of the joint venture and Upsys owns 45%.

         The Company manages the joint venture and established a wholly owned subsidiary called Cobra Venture Management, Inc. to function as manager of Upsys-Cerprobe, L.L.C. Accordingly, the condensed consolidated financial statements as of June 30, 1997 and for the six months ended June 30, 1997 include the activities of both organizations.


(2)      Inventories

         Inventories  consist of the following:


                                                     June 30,      December 31,
                                                       1997            1996
                                                  -------------   -------------
         Raw materials                            $   5,747,767   $   3,328,422
         Work-in-process                              1,058,158         615,360
         Finished goods                                  98,010          47,971
         Reserve for obsolete inventory                (378,002)       (129,000)
                                                  -------------    ------------
         Total                                    $   6,525,933    $  3,862,753
                                                  =============    ============


(3)      Property, Plant and Equipment

         Property, plant and equipment consist of the following:


                                                     June 30,       December 31,
                                                       1997             1996
                                                    -----------     ------------
         Land                                       $   364,017     $   359,253
         Building                                     1,973,704       1,947,877
         Manufacturing tools and equipment           10,551,767       8,789,140
         Office furniture and equipment               1,697,900       1,063,547
         Leasehold improvements                       1,770,813       1,112,576
         Construction in progress                       567,727         483,591
         Computer hardware and software               2,823,245       2,402,551
         Accumulated depreciation and amortization   (5,979,208)     (4,712,244)
                                                    ------------    ------------
         Total                                      $13,769,965     $11,446,291
                                                    ============    ============

(4)      Intangibles

         Goodwill from the acquisition of Fresh Test Technology and CompuRoute, is $2,120,505 and $969,235, respectively.
                                       8

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

(6)      Commitments and Contingencies

         Lease Line of Credit

         In May of 1997, Cerprobe entered into a $3,000,000 lease line of credit, which matures February 28, 1998, with Banc One Leasing Corporation. The maximum term for each lease schedule will not exceed 60 months. Pricing will be indexed to like term treasuries plus 170 basis points. The advances will be collateralized by the underlying leased manufacturing equipment, furniture, fixtures, software and/or hardware.

         Convertible Preferred Stock

         If the holders of all outstanding shares of convertible preferred stock had elected to convert their shares on June 30, 1997, Cerprobe estimates that it would have been required to pay approximately $3,600,000 to have redeemed all shares of Convertible Preferred Stock that, if converted, would have resulted in the issuance of more than 800,000 shares of common stock.


         The Company has received a notice of conversion from the holders of the remaining issued and outstanding shares of Convertible Preferred Stock. The Company has sent notices of redemption to such holders. A dispute has arisen between the Company and such holders regarding the redemption price and redemption date with respect to the remaining issued and outstanding shares of Convertible Preferred Stock. The Company does not believe that the amount in dispute is material to the financial condition of the Company.

         Upsys

         On June 2, 1997, Cerprobe Corporation entered into a joint venture with Upsys Reseau Eurisys ("Upsys"), a French company owned by IBM and GAME, a French test and engineering company. The joint venture, managed by Cerprobe, assembles and repairs the Cobra Probe in Arizona for distribution by Cerprobe throughout the U.S. and Asia. Cerprobe owns 55% of the joint venture and Upsys owns 45%. The joint venture is operational.

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

         Silicon Valley Test & Repair, Inc.

         On January 15, 1997, the Company acquired all of the outstanding stock of SVTR. The purchase price paid by the Company consisted of $2,753,217 in cash and 300,000 shares of common stock.

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

         The purchase price of $5,617,467 plus acquisition costs of $97,796 was allocated as follows.

               Purchase price:
               Cash                                             $  2,753,217
               Common stock                                        2,864,250
               Costs of acquisition                                   97,796
                                                                ------------
                                                                $  5,715,263
                                                                ============




               Assets acquired and liabilities assumed:
               Current assets                                   $  4,979,145
               Property, plant and equipment                         651,781
               Other assets                                          185,007
               Purchased research and development                  5,664,156
               Current liabilities                                (4,795,473)
               Noncurrent liabilities                               (969,353)
                                                                ============
                                                                $  5,715,263
                                                                ============

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

         Pro forma Results

         The following summary, prepared on a pro forma basis, excluding the charges for purchased research and development, presents the results of operations as if the acquisitions of CompuRoute and SVTR had occurred January 1, 1996:
                                                        Six months ended
                                                             June 30,
                                                 -------------------------------
                                                       1997            1996
                                                 -------------------------------
                                                           (unaudited)

          Net sales                               $  34,636,301   $   34,075,886
          Net income                              $   2,218,781   $    2,598,523
          Primary net income per share            $         .35   $          .44
          Fully diluted net income per share      $         .35   $          .40



         The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 1996 or as a projection of future results.

(8)      Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per
         Share" (statement 128). This Statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data shall be restated to conform to Statement 128. Basic and diluted EPS, as calculated under Statement No. 128 would have been $.25 and $.24 for the fiscal three months ended June 30, 1997 and $(.52) and $(.52) for the six months ended June 30, 1997.

                              CERPROBE CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

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

The Company has grown substantially over the last three years as the Company has benefited from the substantial growth in the worldwide demand for ICs. Net sales have increased from $14.3 million for 1994, to $26.1 million for 1995, and to $37.3 million for 1996. Similarly, the Company's net income has increased from $1.2 million for 1994, to $2.4 million for 1995, and to $3.2 million for 1996 (before a one-time charge for purchased in-process research and development of $4.6 million, resulting in a net loss of $1.4 million). This growth resulted primarily from internal product development and strategies. However, the Company also benefited from its acquisition in April 1995 of Fresh Test Technology Corporation, whose complementary products contributed approximately $4.0 million to 1995 net sales, approximately $7.0 million to 1996 net sales and approximately $3.6 million to net sales for the first six months of 1997. To further expand its semiconductor test product and service offerings, Cerprobe acquired CompuRoute, Inc. ("CompuRoute"), a company engaged in the design, manufacture, and marketing of complex, multilayer printed circuit boards ("PCBs") primarily for use in semiconductor testing applications, in December 1996 and Silicon Valley Test & Repair, Inc. ("SVTR"), a company that refurbishes, reconfigures, and services wafer probers, in January 1997. Together, these recent acquisitions contributed approximately $8.6 million to net sales for the first six months of 1997. Continuing this expansion, on June
2, 1997, the Company entered into a joint venture with Upsys Reseau Euresys ("Upsys"), a French company owned by IBM and GAME, a French test and engineering company. The joint venture, called Upsys-Cerprobe, L.L.C., will assemble and repair the Cobra Probe for distribution by Cerprobe in the U.S. and Asia.

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

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

Net sales for the three months ended June 30, 1997 were $18,683,829, an increase of 93% over net sales of $9,659,883 for the three months ended June 30, 1996. This increase in net sales is a result of Cerprobe's two recent acquisitions, higher order rates for Cerprobe's probe card and interface products, and increased sales from Cerprobe's international operations.

For the three months ended June 30, 1997, the gross margin was $7,674,872, an increase of 71% over the gross margin of $4,485,039 for the same period in 1996. Gross margin as a percentage of sales decreased from 46% for the three months ended June 30, 1996 to 41% for the same period in 1997. The decrease in gross margin, as a percentage of sales, is primarily a result of a change in product mix due to the recent acquisitions. Approximately 25% of net sales within the period were attributed to ATE test boards from the Company's CompuRoute subsidiary and wafer prober products and services from the Company's SVTR subsidiary. Both product lines currently have lower gross margins than the Company's core products of probe cards and ATE interfaces.

Selling, general and administrative expenses were $4,954,862, or 27% of sales, for the three months ended June 30, 1997 as compared to $2,666,893, or 28% of sales, for the same period in 1996, an increase of 86%. The increase in selling, general and administrative expenses resulted primarily from the two recent acquisitions, the start up of the joint venture with Upsys, and the continued domestic and international facilities expansion. Of the increase, $1,370,223, or 60%, was attributable to CompuRoute, SVTR, and the Upsys-Cerprobe, L.L.C. start up.

Engineering and product development expenses were $164,455 for the three months ended June 30, 1997, a decrease of 40% over $275,583 for the same period in 1996. This decrease resulted from the offset of engineering and product development costs by project funding receipts from Cerprobe's collaboration with certain customers and the re-assignment of personnel and other resources to Upsys-Cerprobe, L.L.C. Cerprobe intends to replace these re-assigned resources and continue to emphasize engineering and product development in an effort to anticipate and address technological advances in semiconductor testing.

Interest income was $32,504 for the three months ended June 30, 1997 as compared to $108,751 for the same period in 1996. The decrease was a result of utilizing the net proceeds of the Convertible Preferred Stock offering for the CompuRoute and SVTR acquisitions in the fourth quarter of 1996 and in the first quarter of 1997, respectively.

Interest expense was $162,242 for the three months ended June 30, 1997 as compared to $57,601 for the same period in 1996, an increase of 182%. The majority of the 1997 increase in interest expense was due to the debt acquired in the acquisition of CompuRoute and SVTR.

The minority interest share of loss from operations of $41,554, for the three months ended June 30, 1997, represents the Company's joint venture partners' share (30%) of the income from Cerprobe Asia PTE LTD of $8,174 and the Company's joint venture partner's share (45%) of the loss from Upsys-Cerprobe, L.L.C. of $49,728.

The provision for income taxes was $934,000, which represents an effective tax rate of 37% for the three months ended June 30, 1997, versus $816,000, which represents an effective rate of 49% for the same period in 1996. The decreased effective tax rate resulted from the benefit of CompuRoute's net operating loss carryforward of $140,000 and partial use of previous nondeductible losses from foreign subsidiaries.

Net income for the three months ended June 30, 1997 was $1,589,326, an increase of $728,062, or 85%, from the net income of $861,264 for the same period in 1996. This increase is due to the increase in sales resulting from Cerprobe's two recent acquisitions, higher order rates for Cerprobe's probe card and interface products, and increased sales from Cerprobe's international operations.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

Net sales for the six months ended June 30, 1997 were $34,582,921, an increase of 79% over net sales of $19,359,822 for the six months ended June 30, 1996. This increase in net sales is a result of Cerprobe's two recent acquisitions, higher order rates for Cerprobe's probe card and interface products, and increased sales from Cerprobe's international operations.

For the six months ended June 30, 1997, the gross margin was $14,179,592, an increase of 57% over the gross margin of $9,012,027 for the same period in 1996. Gross margin as a percentage of sales decreased from 47% for the six months ended June 30, 1996 to 41% for the same period in 1997. The decrease in gross margin, as a percentage of sales, is primarily a result of a change in product mix due to the recent acquisitions. Approximately 25% of net sales within the period were attributed to ATE test boards from the Company's CompuRoute subsidiary and wafer prober products and services from the Company's SVTR subsidiary. Both product lines currently have lower gross margins than the Company's core products of probe cards and ATE interfaces.

Selling, general and administrative expenses were $9,127,311, or 26% of sales, for the six months ended June 30, 1997 as compared to $5,274,831, or 27% of sales, for the same period in 1996. The increase of $3,852,480 or 73% resulted primarily from the two recent acquisitions, the start up of the joint venture with Upsys, and the continued domestic and international facilities expansion. Of the increase, $2,316,723, or 60%, was attributable to CompuRoute, SVTR, and the joint venture with Upsys.

Engineering and product development expenses were $617,774 for the six months ended June 30, 1997, an increase of 63% over $378,267 for the same period in 1996. This increase resulted from Cerprobe's recent acquisitions and from Cerprobe's continued emphasis on engineering and product development in an effort to anticipate and address technological advances in semiconductor testing.

Acquisition related costs totaled $6,164,156 and are related to the acquisition of SVTR on January 15, 1997. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values. The value of the purchased research and development in connection with the acquisition was $5,664,156. The current state of the research and development products/processes is not yet at a technologically feasible or commercially viable stage. Cerprobe does not believe that the research and development products/processes have any future alternative use because if they are not finished and brought to ultimate product or process completion they have no value. Therefore, consistent with generally accepted accounting principles, Cerprobe took a one-time charge for the full value of the purchased research and development. The remaining $500,000 of acquisition related costs is the estimated cost to move SVTR's manufacturing operations to Arizona during 1997.

Interest income was $67,664 for the six months ended June 30, 1997 as compared to $168,243 for the same period on 1996. The decrease was a result of utilizing the net proceeds of the Convertible Preferred Stock offering in the CompuRoute and SVTR acquisitions in the fourth quarter of 1996 and in the first quarter of 1997, respectively.

Interest expense was $296,853 for the six months ended June 30, 1997 as compared to $116,457 for the same period in 1996, an increase of 155%. The majority of the 1997 increase in interest expense was due to the debt acquired in the acquisition of CompuRoute and SVTR.

The minority interest share of loss from operations of $28,985 for the six months ended June 30, 1997, represents the Company's joint venture partners' share (30%) of the income from Cerprobe Asia PTE LTD of $20,743 and the Company's joint venture partner's share (45%) of the loss from Upsys-Cerprobe, L.L.C. of $49,728.

The provision for income taxes was $1,490,300, which represents an effective tax rate of 39%, excluding the acquisition costs of $6,164,156, for the six months ended June 30, 1997, versus $1,693,000, which represents an effective rate of 48% for 1996. The decreased effective tax rate, as adjusted for 1997, resulted from the benefit of CompuRoute's net operating loss carryforward of $140,000 and partial use of previous nondeductible losses from foreign subsidiaries.

Net loss for the six months ended June 30, 1997 was $3,305,307, a decrease of $5,172,792, or 277%, from the net income of $1,867,485 for the same period in 1996. This decrease is primarily due to the recording of approximately $500,000 of costs associated with the relocation of SVTR's manufacturing operations and the write-off of the purchased research and development of $5,664,156 from the SVTR acquisition. Excluding the acquisition related expenses, net income for the six months ended June 30, 1997 would have been $2,658,849 or 8% of net sales as compared to 10% of net sales for the six months ended June 30, 1996.


Liquidity and Capital Resources

Cerprobe has financed its operations and capital requirements primarily through cash flow from operations, equipment lease financing arrangements, and sales of equity securities. In January 1996, Cerprobe completed a private placement of Convertible Preferred Stock, which raised net proceeds of $9,400,000. The net proceeds have been used in domestic and international expansion and acquisition of companies and/or technologies. At June 30, 1997, cash and cash equivalents were $1,482,445, compared to $5,564,557 at December 31, 1996.

Cerprobe generated $2,897,956 in cash flow from operating activities for the six months ended June 30, 1997. Accounts receivable increased by $4,154,595, or 75%, to $9,718,798 at June 30,

1997. Of this increase, $884,440 resulted from the acquisition of SVTR with the balance a result of increased sales. Inventories increased $2,663,180, or 69%, over December 31, 1996 to $6,525,933 at June 30, 1997. The increase resulted primarily from the acquisition of SVTR.

Accounts  payable  and  accrued  expenses  increased  $3,317,415,   or  76%,  to
$7,656,599 at June 30, 1997. The increase resulted from the acquisition of SVTR and Cerprobe's continued expansion activities.

The current portions of notes payable and capital leases increased to $2,717,345 at June 30, 1997 from $762,935 at December 31, 1996, primarily as a result of Cerprobe's recent acquisition of SVTR. Cerprobe borrowed approximately $2 million from its revolving line of credit during the second quarter to payoff notes payable and capital lease obligations of CompuRoute and SVTR whose obligation interest rates were higher than Cerprobe's borrowing rate.

Working capital decreased $3,098,718, or 31%, to $6,804,252 at June 30, 1997 from December 31, 1996. The current ratio decreased from 2.6 to 1 at December 31, 1996 to 1.6 to 1 at June 30, 1997. These decreases were due to the use of the net proceeds from the private placement of the Convertible Preferred Stock in the two recent acquisitions. The acquisition of CompuRoute and SVTR used $4,437,797 and $2,753,217, respectively.

Cerprobe increased its investment in property, plant, and equipment during the six months ended June 30, 1997 by $2,323,674, or 20%, to $13,769,965. This
increase was attributable to the acquisition of SVTR and the Company's efforts to expand capacity to meet customer demand for its products. These capital expenditures were funded from cash flow from operations and proceeds from the private placement of the Convertible Preferred Stock.

If the holders of all outstanding shares of Convertible Preferred Stock had elected to convert their shares on June 30, 1997, Cerprobe estimates that it would have been required to pay approximately $3,600,000 to have redeemed all shares of Convertible Preferred Stock, that if converted, would have resulted in the issuance of more than 800,000 shares of Cerprobe common stock. The Company has received a notice of conversion from the holders of the remaining issued and outstanding shares of Convertible Preferred Stock. The Company has sent notices of redemption to such holders. A dispute has arisen between the Company and such holders regarding the redemption price and redemption date with respect to the remaining issued and outstanding shares of Convertible Preferred Stock. The Company does not believe that the amount in dispute is material to the financial condition of the Company.

In February 1997, Cerprobe entered into a $10,000,000 unsecured revolving line of credit, which matures August 15, 1998, with its primary lender, Wells Fargo Bank. Advances under the revolving line may be made as prime rate advances, which accrue interest payable monthly, at the Bank's prime lending rate, or as LIBOR rate advances, which bear interest at 175 basis points in excess of the LIBOR base rate. At June 30, 1997, Cerprobe had approximately $2,000,000 outstanding from LIBOR rate advances with an interest rate of 7.625%.

In May 1997, Cerprobe entered into a $3,000,000 lease line of credit, which matures February 28, 1998, with Banc One Leasing Corporation. The maximum term for each lease schedule will not exceed 60 months. Pricing will be indexed to like term treasuries plus 170 basis points. The advances will be collateralized by the underlying leased manufacturing equipment, furniture, fixtures, software and/or hardware. At June 30, 1997, no advances had been made under the agreement.

Cerprobe believes that its working capital, together with the loan commitments described above and anticipated cash flow from operations, will provide adequate sources to fund operations for at least the next 12 months. Cerprobe anticipates that any additional cash requirements for operations or capital expenditures will be financed through cash flow from operations, by borrowing from Cerprobe's primary lender, by lease financing arrangements, or by sales of equity securities.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

Statements in this section regarding the Company's prospects for continued growth and the adequacy of sources of capital are forward-looking statements. Words such as "intends," "adequate," "believes," and "anticipates," also identify forward-looking statements. Actual results, however, could differ materially from those anticipated for a number of reasons, including product demand and development, technological advancements, impact of competitive products and pricing, growth in targeted markets and other factors identified under "Special Considerations" of the Company's 1996 Form 10-KSB as filed with the Securities and Exchange Commission, as well as those reasons identified in the Company's 1997 press releases.

PART II - OTHER INFORMATION

Item 4      Submission of Matters to Vote of Security Holders

            a. An annual meeting of stockholders of the Company was held on June 4, 1997.

            b.  The name of each director  elected at the meeting is as follows:
                Ross J. Mangano, C. Zane Close, Kenneth W. Miller, Donald F. Walter, and William A. Fresh.

            c. The matters voted upon and the results of the voting were as follows:

                1. The following five persons were elected as Directors at the annual meeting pursuant to the following vote:
                                                  Vote For       Votes Withheld
                      Ross J. Mangano             5,440,171          101,260
                      C. Zane Close               5,440,896          100,535
                      Kenneth W. Miller           5,440,171          101,260
                      Donald F. Walter            5,250,071          291,360
                      William A. Fresh            5,432,771          103,660

                2. Amendments to and Restatement of the Company's 1995 Stock Option Plan were approved at the annual meeting pursuant to the following vote:
                      Votes for                   4,779,921
                      Votes Against                 609,426
                      Votes Abstaining               70,780

                3. The appointment of KPMG Peat Marwick LLP as the independent auditors of the Company was ratified at the annual meeting pursuant to the following vote:
                      Votes for                   5,501,451
                      Votes Against                  16,162
                      Votes Abstaining               22,818

Item 6      Exhibits and Reports on Form 8-K

             a.    Exhibits

                   10(aaa) Master Lease Agreement between the Company and Banc One Leasing Corporation, dated May 16, 1997.
                   10(bbb) Lease Agreement between Silicon Valley Test and Repair, Inc. and Reynolds Development Company, dated May 29, 1997.
                   10(ccc) Amended and Restated Operating Agreement, by and between the Company and Upsys, dated February 12, 1997.
                   10(ddd) Distribution Agreement by and among Upsys-Cerprobe, L.L.C., the Company, and Upsys, dated June 2, 1997.

                   10(eee)    Supply   Agreement   by  and  among  Upsys  Reseau
                              Euresys, Upsys-Cerprobe, L.L.C., and the Company, dated June 2, 1997.

                   10(ll)     1995  Stock  Option  Plan,   as  amended   through
                              February 18, 1997.

                   (11)       Statement  regarding  computation  of net earnings
                              (loss) per share.

                   (27)       Financial Data Schedule.

            b. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigning thereunto duly authorized.


                                     CERPROBE CORPORATION



                                     /s/Randal L. Buness
                                     -----------------------------------
                                        Randal L. Buness
                                        Vice President - Chief Financial Officer


July 31, 1997
                                       21