Form 10-Q
period 1997-09-30
CERPROBE CORP
filed 1997-11-14
CIK 725259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

 X       Quarterly Report  pursuant to  Section  13 or 15(d) of  the  Securities
---      Exchange Act of 1934
         For the Quarter Ended September 30, 1997
                                       or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                  to            .
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

As of October 31, 1997, there were 8,070,313 shares of the Registrant's common stock outstanding.

                              CERPROBE CORPORATION


                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
Item  1. Financial Statements:

         Condensed Consolidated Balance Sheets -

         September 30, 1997 and December 31, 1996..............................3

         Condensed Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 1997 and 1996...............4

         Condensed Consolidated Statements of Cash Flows -

         Nine Months Ended September 30, 1997 and 1996.........................6

         Notes to Condensed Consolidated Financial Statements..................7

Item  2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................13




                           PART II - OTHER INFORMATION



Item  6. Exhibits and Reports on Form 8-K.....................................19

Signatures        ............................................................21

                              CERPROBE CORPORATION
                     Condensed Consolidated Balance Sheets

                                                                September 30,   December 31,
                                    ASSETS                          1997            1996
                                                                ------------    ------------
                                                                 (unaudited)
Current assets:
     Cash and cash equivalents                                  $ 24,443,687    $  5,564,557
     Accounts receivable, net of allowance of $312,278
        in 1997 and $223,000 in 1996                              11,452,878       5,564,203
     Inventories, net                                              6,990,722       3,862,753
     Note receivable                                                    --           250,000
     Prepaid expenses                                                391,602         377,003
     Income taxes receivable                                            --           214,097
     Deferred tax asset                                              506,129         202,476
                                                                ------------    ------------
        Total current assets                                      43,785,018      16,035,089

Property, plant and equipment, net                                14,588,884      11,446,291
Intangibles, net                                                   2,491,340       2,602,812
Other assets                                                       1,491,382       1,326,592
                                                                ------------    ------------
        Total assets                                            $ 62,356,624    $ 31,410,784
                                                                ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $  4,335,407    $  2,739,064
     Accrued expenses                                              4,317,611       1,600,120
     Demand note payable                                             988,911       1,030,000
     Current portion of notes payable                                132,786         128,180
     Current portion of capital leases                               581,608         634,755
                                                                ------------    ------------
        Total current liabilities                                 10,356,323       6,132,119

Notes payable, less current portion                                  185,031         278,645
Capital leases, less current portion                               1,010,346       1,462,799
Other liabilities                                                    490,992         394,011
                                                                ------------    ------------
        Total liabilities                                         12,042,692       8,267,574
                                                                ------------    ------------

Minority interest                                                       --            12,851
                                                                ------------    ------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.05 par value; authorized
        10,000,000 shares; issued and outstanding 330
        shares of Series A Convertible Preferred Stock,
        liquidation preference of $10,164 per share at
        December 31,1996                                                --                16
     Common stock, $.05 par value; authorized, 10,000,000
        shares; issued and outstanding 7,765,113 shares at
        September 30, 1997 and 6,027,714 at December 31, 1996        388,255         301,386
     Additional paid-in capital                                   48,231,185      20,652,290
     Retained earnings                                             1,762,462       2,105,674
     Foreign currency translation adjustment                         (67,970)         70,993
                                                                ------------    ------------
        Total stockholders' equity                                50,313,932      23,130,359
                                                                ------------    ------------

        Total liabilities and stockholders' equity              $ 62,356,624    $ 31,410,784
                                                                ============    ============

     See accompanying notes to condensed consolidated financial statements.

                              CERPROBE CORPORATION
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended September 30,       Nine Months Ended September 30,
                                                           --------------------------------       -------------------------------
                                                                  1997           1996                  1997            1996
                                                                  ----           ----                  ----            ----
Net sales                                                    $ 19,886,447    $  8,799,247          $ 54,469,368    $ 28,159,069
Costs of goods sold                                            11,698,566       4,937,571            32,101,895      15,285,366
                                                             ------------    ------------          ------------    ------------

          Gross profit                                          8,187,881       3,861,676            22,367,473      12,873,703
                                                             ------------    ------------          ------------    ------------

Expenses:
    Selling, general and administrative                         4,746,863       2,595,559            13,874,174       7,870,390
    Engineering and product development                           412,905         345,963             1,030,679         724,230
    Acquisition related costs (recovery)                       (1,167,689)           --               4,996,467            --
                                                             ------------    ------------          ------------    ------------

          Total expenses                                        3,992,079       2,941,522            19,901,320       8,594,620
                                                             ------------    ------------          ------------    ------------

Operating income                                                4,195,802         920,154             2,466,153       4,279,083
                                                             ------------    ------------          ------------    ------------

Other income (expense):
    Interest income                                                10,609         177,113                78,274         345,356
    Interest expense                                             (170,050)        (50,737)             (466,905)       (167,194)
    Other income, net                                             107,153          64,348               221,999         151,830
                                                             ------------    ------------          ------------    ------------

          Total other income (expense)                            (52,288)        190,724              (166,632)        329,992
                                                             ------------    ------------          ------------    ------------

Income before income taxes and
    minority interest                                           4,143,514       1,110,878             2,299,521       4,609,075

Minority interest share of loss                                    67,394          21,521                96,379          83,809
                                                             ------------    ------------          ------------    ------------

Income before income taxes                                      4,210,908       1,132,399             2,395,900       4,692,884

Provision for income taxes                                     (1,248,812)       (469,000)           (2,739,112)     (2,162,000)
                                                             ------------    ------------          ------------    ------------

Net income (loss)                                            $  2,962,096    $    663,399          $   (343,212)   $  2,530,884
                                                             ============    ============          ============    ============

Net  income (loss) per common and common equivalent share:
     Primary                                                 $       0.44    $       0.13          $      (0.05)   $       0.49
                                                             ============    ============          ============    ============
     Weighted average number of common
       and common equivalent shares
       outstanding                                              6,706,347       5,297,528             6,318,243       5,125,943
                                                             ============    ============          ============    ============

     Fully diluted                                           $       0.44    $       0.11          $      (0.05)   $       0.45
                                                             ============    ============          ============    ============

     Weighted average number of common
       and common equivalent shares
       outstanding                                              6,786,973       5,782,576             6,318,243       5,647,789
                                                             ============    ============          ============    ============

     See accompanying notes to condensed consolidated financial statements.

                              CERPROBE CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Nine Months Ended September 30,
                                                                                                --------------------------------
                                                                                                     1997            1996
                                                                                                --------------------------------
Cash flows from operating activities:
     Net income (loss)                                                                          $   (343,211)      $  2,530,884
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                              2,627,529          1,339,227
        Purchased research and development                                                         4,496,467               --
        Loss on sale of fixed assets                                                                     508               --
        Tax benefit from stock options excercised                                                     28,000            407,000
        Deferred income taxes                                                                       (303,553)           (65,999)
        Provision for losses on accounts receivable, net                                              79,395              5,000
        Provision for obsolete inventory, net                                                        624,132             46,000
        Compensation expense                                                                             888             49,383
        Income (loss) applicable to minority interest in consolidated subsidiaries                    96,379            (83,809)
     Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                                       (5,143,871)          (797,178)
        Inventories                                                                                 (393,353)        (1,055,273)
        Prepaid expenses and other assets                                                           (204,855)          (461,780)
        Income taxes receivable                                                                      214,097           (200,652)
        Accounts payable and accrued expenses                                                      2,310,621            869,365
        Other liabilities                                                                             20,140            292,358
                                                                                                ------------       ------------
            Net cash provided by operating activities                                              4,109,313          2,874,526
                                                                                                ------------       ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                                    (5,011,726)        (2,896,861)
     Purchase of marketable securities                                                                  --           (2,260,063)
     Investment in CRPB Investors, L.L.C                                                                (607)          (600,000)
     Investment in Upsys-Cerprobe, L.L.C                                                              19,333               --
     Supplemental acquisition costs for CompuRoute                                                   (80,102)              --
     Purchase of SVTR, net of cash acquired                                                       (2,590,697)              --
     Proceeds from sale of equipment                                                                  71,183               --
     Payment of notes receivable                                                                     250,000               --
                                                                                                ------------       ------------
            Net cash used in investing activities                                                 (7,342,616)        (5,756,924)
                                                                                                ------------       ------------

Cash flows from financing activities:
     Principal payments on notes payable and capital leases                                       (3,715,538)          (261,000)
     Net proceeds from issuance of convertible preferred stock                                          --            9,400,000
     Redemption of convertible preferred stock                                                    (5,250,000)              --
     Net proceeds from issuance of common stock                                                   30,710,000            564,980
     Net proceeds from stock options exercised                                                       506,936               --
     Capital contribution by minority interest partner                                                  --              113,020
                                                                                                ------------       ------------
            Net cash provided by financing activities                                             22,251,398          9,817,000
                                                                                                ------------       ------------

Effect of exchange rates on cash and cash equivalents                                               (138,965)            34,712
                                                                                                ------------       ------------
Net increase in cash and cash equivalents                                                         18,879,130          6,969,314
Cash and cash equivalents, beginning of period                                                     5,564,557            263,681
                                                                                                ------------       ------------
Cash and cash equivalents, end of period                                                        $ 24,443,687       $  7,232,995
                                                                                                ============       ============

     See accompanying notes to condensed consolidated financial statements.

                              CERPROBE CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Nine Months Ended September 30,
                                                                                                --------------------------------
                                                                                                     1997            1996
                                                                                                --------------------------------
Supplemental schedule of noncash investing and financing activities:
     Conversion of subordinated debentures to common stock                                      $      --          $    110,000
                                                                                                ------------      --------------
     Equipment acquired under capital leases and issuances of notes payable                     $     4,144        $    253,378
                                                                                                ------------      --------------

Supplemental disclosures of cash flow information:
     Interest paid                                                                              $   466,903        $    118,685
                                                                                                ------------      --------------
     Income taxes paid                                                                          $ 1,917,596        $  1,812,000
                                                                                                ------------      --------------

Supplemental disclosures of noncash investing activities:
     The Company made an acquisition for $4.5 million.
        The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as indicated in Note 4 to the condensed consolidated financial statements. A summary of the acquisition after adjustment is as follows:
     Purchase price                                                                             $ 4,546,825
     Less cash acquired                                                                            (285,316)
     Common stock issued                                                                         (1,670,812)
                                                                                                -----------
        Cash invested                                                                           $ 2,590,697
                                                                                                ===========

     See accompanying notes to condensed consolidated financial statements.

                              CERPROBE CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Preparation

         The accompanying condensed consolidated financial statements as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and September 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 1996 was derived from the audited consolidated financial statements at such date.

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

         Principles of Consolidation


         The consolidated financial statements include the accounts of Cerprobe and its wholly-owned subsidiaries: Cerprobe Europe Limited, Cerprobe Asia Holdings PTE LTD, CompuRoute, Inc., Silicon Valley Test & Repair, Inc. and Cobra Venture Management, Inc.

         Cerprobe Asia Holdings PTE LTD, together with Asian investors, formed Cerprobe Asia PTE LTD in 1995. Cerprobe Asia Holdings PTE LTD is a 70% owner of Cerpobe Asia PTE LTD. Cerprobe Asia PTE LTD created wholly owned subsidiaries, Cerprobe Singapore PTE LTD ("Cerprobe Singapore") and Cerprobe Taiwan Co. LTD ("Cerprobe Taiwan"), to operate full service sales and manufacturing plants. Cerprobe-Singapore became operational in April 1996 and Cerprobe-Taiwan in January 1997. All significant intercompany transactions have been eliminated in consolidation.

         The consolidated balance sheet at December 31, 1996 also includes the assets and liabilities of CompuRoute, Inc. ("CompuRoute"), a wholly-owned subsidiary, acquired on December 27, 1996. As a result of the date of acquisition, the condensed consolidated financial statements do not include the 1996 operations of CompuRoute.

         On January 15, 1997, the Company acquired all of the outstanding stock of Silicon Valley Test & Repair, Inc. ("SVTR"), a company that refurbishes, reconfigures, and services wafer probing equipment. Accordingly, the condensed consolidated financial statements as of September 30, 1997 and for the three months and nine months ended September 30, 1997 include SVTR's activities since the date of acquisition.

         On May 30, 1997, the Company entered into a joint venture with Upsys Reseau Eurisys ("Upsys"), a French company owned by IBM and GAME, a French test and engineering company. The joint venture, called Upsys-Cerprobe, L.L.C., assembles and repairs the Cobra Probe in Arizona for distribution by Cerprobe throughout the United States and Asia. Cerprobe owns 55% of the joint venture and Upsys owns 45%.

         The Company manages the joint venture and established a wholly owned subsidiary called Cobra Venture Management, Inc. to function as manager of Upsys-Cerprobe, L.L.C. Accordingly, the condensed consolidated financial statements as of September 30, 1997 and for the three months and nine months ended September 30, 1997 include the activities of both organizations since the formation of the venture.

         On August 18, 1997, Cerprobe Asia Holdings PTE LTD sold 10% of its ownership in Cerprobe Asia PTE LTD to a Taiwanese Investor. Accordingly, the condensed consolidated financial statements as of September 30, 1997 and for the three months and nine months ended September 30, 1997 show a 60% ownership in Cerprobe Asia PTE LTD since the transaction date.


(2)      Commitments and Contingencies


         Lease Line of Credit

         In February 1997, the Company entered into a $10,000,000 unsecured revolving line of credit, which matures August 15, 1998, with its primary lender, Wells Fargo Bank. Advances under the revolving line may be made as prime rate advances, which accrue interest payable monthly, at the Bank's prime lending rate, or as LIBOR rate advances, which bear interest at 175 basis points in excess of the LIBOR base rate. As of September 30, 1997, no amounts were outstanding under the line.

         In May 1997, the Company entered into a $3,000,000 lease line of credit, which matures February 28, 1998, with Banc One Leasing Corporation. The maximum term for each lease schedule will not exceed 60 months. Pricing will be indexed to like term treasuries plus 170 basis points. The advances will be collateralized by the underlying leased manufacturing equipment, furniture, fixtures, software, and/or hardware. As of September 30, 1997, no advances had been made under the agreement.

         Convertible Preferred Stock


         On August 25, 1997, the Company reached an agreement, which included mutual releases, with the holders of the remaining 330 shares of convertible preferred stock to redeem their shares for $5,250,000 in cash. The redemption was funded through an advance on the Company's line of credit which was paid off in September 1997, with the proceeds from the Secondary Offering. See Note 3.

(3)      Common Stock

         In September 1997, the Company completed a Secondary Public Offering (the "Secondary Offering") of 2,000,000 shares of the Company's Common Stock at a price of $22 per share. Of the shares, 1,500,000 were sold by the Company and the remaining 500,000 shares were sold by selling stockholders. The Company did not receive proceeds from shares sold by selling stockholders. The Company received approximately $30,710,000 in net proceeds from the offering.

         In addition, on October 6, 1997 the managing underwriters of the offering, Adams, Harkness & Hill, Inc. and Dain Bosworth Incorporated exercised their over-allotment options to purchase an additional 300,000 shares of the Company's Common Stock at a price of $22 per share. The Company received $6,222,000 in net proceeds from the exercise of the over-allotment.

(4)      Acquisitions

         SVTR, Inc.

         On January 15, 1997, the Company acquired all of the outstanding stock of SVTR. The purchase price paid by the Company consisted of $2,753,217 in cash and 300,000 shares of common stock.

         The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

         The purchase price of $5,617,467 plus acquisition costs of $97,796 was allocated as follows.

                    Purchase price:
                    Cash                                          $  2,753,217
                    Common stock                                     2,864,250
                    Costs of acquisition                                97,796
                                                                  ------------
                                                                  $  5,715,263
                                                                  ============


                    Assets acquired and liabilities assumed:
                    Current assets                                $  4,979,145
                    Property, plant, and equipment                     651,781
                    Other assets                                       185,007
                    Purchased research and development               5,664,156
                    Current liabilities                             (4,795,473)
                    Noncurrent liabilities                            (969,353)
                                                                  ------------
                                                                  $  5,715,263
                                                                  ============

         At acquisition, the state of the research and development products was not yet at a technologically or commercially viable stage. The Company does not believe that the research and development products have any future alternative use because if these products are not finished and brought to ultimate product completion, they have no other value. Therefore, consistent with generally accepted accounting principles, the Company recorded a one-time charge of $5,664,156 on January 15, 1997 for the full value of the purchased research and development. In addition, at the date of acquisition the Company recorded a $500,000 accrual for the estimated costs to move SVTR's manufacturing operations from California to Arizona during 1997.

         Under the original terms of the acquisition, the Company agreed to pay up to an additional $500,000 in cash and up to 50,000 additional shares of common stock if certain sales and operating profit targets for calendar year 1997 were achieved by SVTR.

         On August 18, 1997, a letter of understanding detailing the settlement of certain open terms related to the purchase of SVTR by the Company on January 15, 1997 was signed by the former owners of SVTR. In general, the letter of understanding required the former owners to return 125,000 shares of the Company's common stock then held in escrow to the Company. In addition, the former owners were required to release any claims or interests they may have to receive any payments or shares of common stock of the Company with respect to an earnout provision detailed in the January 15, 1997 agreement of merger between the two entities. On September 26, 1997, a formal agreement was signed consummating the details in the letter of understanding. As a result, the Company has recorded a $1,167,689 reduction in previously recorded acquisition related expenses.

         The re-negotiated purchase price of $4,546,825 plus acquisition costs of $122,795 was allocated as follows.




                    Purchase price:
                    Cash                                           $ 2,753,217
                    Common stock                                     1,670,813
                    Costs of acquisition                               122,795
                                                                   -----------
                                                                   $ 4,546,825
                                                                   ===========




                    Assets acquired and liabilities assumed:
                    Current assets                                 $ 4,918,904
                    Property, plant and equipment                      517,413
                    Other assets                                       146,867
                    Purchased research and development               4,496,467
                    Current liabilities                             (4,795,473)
                    Noncurrent liabilities                            (737,353)
                                                                   -----------
                                                                   $ 4,546,825
                                                                   ===========

         Pro forma Results

         The following summary, prepared on a pro forma basis, excluding the charges for purchased research and development, presents the results of operations as if the acquisitions of CompuRoute and SVTR had occurred January 1, 1996:

                                                       Nine Months Ended
                                                          September 30,
                                                 ------------------------------
                                                     1997            1996
                                                 ------------------------------
                                                          (unaudited)

          Net sales                              $  54,522,748    $  48,041,518
          Net income                             $   4,325,282    $   2,778,633
          Primary net income per share           $         .65    $         .48
          Fully diluted net income per share     $         .64    $         .44



         The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 1996 and are not a projection of future results.


(5)      Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per
         Share" (Statement 128). This Statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. The Statement is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data shall be restated to conform to Statement 128. Basic and diluted EPS, as calculated under Statement No. 128 would have been $.47 and $.44 for the fiscal three months ended September 30, 1997 and $(.05) and $(.05) for the nine months ended September 30, 1997.

                              CERPROBE CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Introduction and General Development of Business

Cerprobe offers comprehensive solutions for semiconductor test integration and is a leading manufacturer of probe cards, ATE interface assemblies, and ATE test boards. The Company's products and services enable semiconductor manufacturers to test integrated circuits ("ICs") in wafer form and as packaged ICs.

The Company has grown substantially over the last five years as the Company has increased its market share and has benefited from the substantial growth in the worldwide demand for ICs. Net sales have increased from $8.1 million for 1992 to $37.3 million for 1996, representing an average annualized growth rate of 46.5%. Similarly, the Company's net income has increased from $.8 million for 1992 to $3.2 million for 1996 (before a one-time charge for purchased research and development of $4.6 million, resulting in a net loss of $1.4 million). Until 1995, substantially all of the Company's growth was from the existing probe card product line.

Beginning with the April 1995 acquisition of Fresh Test Technology Corporation ("Fresh Test"), acquisitions have contributed to the Company's growth. Fresh Test, which expanded the Company's product line to include ATE interface assemblies, contributed approximately $4 million to 1995 net sales and approximately $7 million to 1996 net sales. The Company acquired CompuRoute in December 1996, which enabled the Company to offer ATE test boards. CompuRoute's net sales and net income for its fiscal year ended December 31, 1996 were $10.4 million and $.5 million, respectively. The Company acquired SVTR in January 1997, which added wafer prober refurbishing and upgrading services. SVTR's net sales and net loss for its fiscal year ended December 31, 1996 were $14.6 million and $.4 million, respectively. Together, these acquisitions contributed approximately $19.5 million to net sales for the first nine months of 1997. In May 1997, the Company entered into a joint venture with Upsys Reseau Eurisys ("Upsys"), a French company owned by IBM and GAME, a French test and engineering company. The joint venture, called Upsys-Cerprobe, L.L.C., will assemble and repair the Cobra probe card for distribution by the Company in the United States and Asia. The Company believes the Cobra probe is well-suited for multiple-IC and memory IC testing.

The Company believes that it is positioned to continue its growth as a result of its strength in designing, producing, and delivering, on a timely and cost-efficient basis, a broad range of custom or customized, high quality test products and services for semiconductor manufacturers in the United States, Europe, and Asia. There can be no assurance that the Company can continue its growth. The Company maintains regional full service facilities in Arizona, California, and Texas as well as sales offices in Colorado, Florida, Massachusetts, and Oregon to service the U.S. market for its products and services. The Company continues to expand into international markets, including Europe and Asia. The Company maintains a full service facility in Scotland to serve the European market and full service facilities in Singapore and Taiwan to serve the Southeast Asia market. Each of the Company's facilities is located in proximity to semiconductor manufacturing centers.

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

Net Sales. Net sales for the three months ended September 30, 1997 were $19,886,447, an increase of 126.0% over net sales of $8,799,247 for the three months ended September 30, 1996. This increase in net sales is a result of Cerprobe's two recent acquisitions, higher order rates for Cerprobe's probe card and interface products and increased sales from Cerprobe's international operations.

Gross Profit. Gross profit for the three months ended September 30, 1997, was $8,187,881, an increase of 112.0% over the gross profit of $3,861,676 for the same period in 1996. Gross profit as a percentage of sales decreased from 43.9% for the three months ended September 30, 1996 to 41.2% for the same period in 1997. The decrease in gross profit was primarily a result of a change in product mix due to the recent acquisitions. Approximately 27.8% of net sales within the period were attributed to ATE test boards from the Company's CompuRoute subsidiary and wafer prober products and services from the Company's SVTR subsidiary. Both product lines currently have lower gross profit than the Company's core products of probe cards and ATE interfaces.

Selling, General and Administrative. Selling, general and administrative expenses were $4,746,863, or 23.9% of net sales, for the three months ended September 30, 1997 as compared to $2,595,559, or 29.5% of net sales, for the same period in 1996, an increase of 82.9%. The increase in selling, general and administrative expenses resulted primarily from the two recent acquisitions, the start up of the joint venture with Upsys, and the continued domestic and international expansion. Of the increase, $1,428,743, or 66%, was attributable to Cerprobe's two recent acquisitions and the joint venture with Upsys.

Engineering and Product Development. Engineering and product development expenses were $412,905 for the three months ended September 30, 1997, an increase of 19.3% over $345,963 for the same period in 1996. This increase resulted from Cerprobe's recent acquisitions and Cerprobe's continued emphasis on engineering and product development in an effort to anticipate and address technological advances in semiconductor testing.

Acquisition Related Recovery. Acquisition related recovery was $1,167,689 of the original $5,664,156 purchased research and development expenses associated with the acquisition of SVTR on January 15, 1997. The recovery is a result of a formal agreement signed September 26, 1997 by the former owners of SVTR which settled certain open terms relating to Cerprobe's purchase of SVTR. The agreement required the former owners to return to the Company 125,000 shares of the Company's common stock currently held in escrow. In addition, the former owners were required to release any claim or interest they may have to receive any payments or shares of common stock of the company with respect to an earnout provision detailed in the January 15, 1997 agreement of merger between the two entities.

Interest Income. Interest income was $10,609 for the three months ended September 30, 1997 as compared to $177,113 for the same period in 1996. The decrease was a result of utilizing the net proceeds of the Series A Convertible Preferred Stock offering for the CompuRoute and SVTR acquisitions in the fourth quarter of 1996 and in the first quarter of 1997, respectively. Interest income is expected to increase significantly in the quarter ending December 31,1997 due to the investment of the net proceeds of the Company's recent Secondary Offering.

Interest Expense. Interest expense was $170,050 for the three months ended September 30, 1997 as compared to $50,737 for the same period in 1996, an increase of 235.2%. The majority of the 1997 increase in interest expense was due to the debt acquired in the acquisition of CompuRoute and SVTR. This debt was liquidated at September 30, 1997, with a portion of the net proceeds from the Company's recent Secondary Offering. Accordingly, interest expense is expected to be substantially lower in the quarter ending December 31, 1997.

Minority Interest Share of loss. The minority interest share of loss from operations of $67,394 for the three months ended September 30, 1997 represents the Company's joint venture partners' share (40.0%, prior to August 18, 1997, 30.0% thereafter) of the income from Cerprobe Asia PTE LTD of $47,704 and the Company's joint venture partner's share (45.0%) of the loss from Upsys-Cerprobe, L.L.C. of $115,098.

Provision for Income Taxes. The provision for income taxes was $1,248,812 which represents an effective tax rate of 41.0%, excluding the recovery of acquisition costs of $1,167,689 for the three months ended September 30, 1997 versus the provision for income taxes for the three months ended September 30, 1996 of $469,000 which represents an effective tax rate of 41.4%.

Net Income. Net income for the three months ended September 30, 1997 was $2,962,096, an increase of $2,298,697, or 346.5%, from the net income of $663,399 for the same period in 1996. Excluding the $1,167,689 recovery of purchased research and development expenses, net income would have been $1,794,407 or 9.0% of sales compared to 7.5% of sales for the same period in 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

Net Sales. Net sales for the nine months ended September 30, 1997 were $54,469,368, an increase of 93.4% over net sales of $28,159,069 for the nine months ended September 30, 1996. This increase in net sales is a result of Cerprobe's two recent acquisitions, higher order rates for Cerprobe's probe card and interface products and increased sales from Cerprobe's international operations.

Gross Profit. Gross profit for the nine months ended September 30, 1997, was $22,367,473, an increase of 73.7% over the gross profit of $12,873,703 for the same period in 1996. Gross profit as a percentage of sales decreased from 45.7% for the nine months ended September 30, 1996 to 41.1% for the same period in 1997. The decrease in gross profit, as a percentage of sales, is primarily a result of a change in product mix due to the recent acquisitions. Approximately 25.9% of net sales within the period were attributed to ATE test boards from the Company's CompuRoute subsidiary and wafer prober products and services from the Company's SVTR subsidiary. Both product lines currently have lower gross profit than the Company's core products of probe cards and ATE interfaces.

Selling, General and Administrative. Selling, general and administrative expenses were $13,874,174, or 25.5% of net sales, for the nine months ended September 30, 1997 as compared to $7,870,390, or 27.9% of net sales, for the same period in 1996. The increase of $6,003,784, or 76.3%, resulted primarily from the two recent acquisitions, the start up of the joint venture with Upsys, and the continued domestic and international facilities expansion. Of the increase, $3,745,466, or 62.4%, was attributable to CompuRoute, SVTR, and the joint venture with Upsys.

Engineering and Product Development. Engineering and product development expenses were $1,030,679 for the nine months ended September 30, 1997, an increase of 42.3% over $724,230 for the same period in 1996. This increase resulted from Cerprobe's recent acquisitions and from Cerprobe's continued emphasis on engineering and product development in an effort to anticipate and address technological advances in semiconductor testing.

Acquisition Related Expenses. Acquisition related costs totaled $4,996,467, including a recovery of $1,167,689, and are related to the acquisition of SVTR on January 15, 1997. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values. The value of the purchased research and development in connection with the acquisition was $4,496,467. The current state of the research and development products/processes was not yet at a technologically feasible or commercially viable stage. Cerprobe does not believe that the research and development products/processes have any future alternative use because if they are not finished and brought to ultimate product or process completion they have no value. Therefore, consistent with generally accepted accounting principles, Cerprobe took a one-time charge for the full value of the purchased research and development. The remaining $500,000 of acquisition related costs represent the estimated cost to move SVTR's manufacturing operations to Arizona during 1997.

Interest Income. Interest income was $78,274 for the nine months ended September 30, 1997 as compared to $345,356 for the same period on 1996. The decrease was a result of utilizing the net proceeds of the Series A Convertible Preferred Stock offering in the CompuRoute and SVTR acquisitions in the fourth quarter of 1996 and in the first quarter of 1997, respectively.

Interest Expense. Interest expense was $466,905 for the nine months ended September 30, 1997 as compared to $167,194 for the same period in 1996, an increase of 179.3%. The majority of the 1997 increase in interest expense was due to the debt acquired in the acquisition of CompuRoute and SVTR.

Minority Interest Share of Income. The minority interest share of loss from operations of $96,379 for the nine months ended September 30, 1997, represents the Company's joint venture partners' share (40.0%, prior to August 18, 1997, 30.0% thereafter) of the income from Cerprobe Asia PTE LTD of $68,447 and the Company's joint venture partner's share (45.0%) of the loss from Upsys-Cerprobe, L.L.C. of $164,826.

Provision for Income Taxes. The provision for income taxes was $2,739,112, which represents an effective tax rate of 39.8%, excluding the acquisition costs of $4,996,467, for the nine months ended September 30, 1997, versus $2,162,000, which represents an effective rate of 46.0%, for 1996. The decreased effective tax rate, as adjusted for the nine months ended September 30,

1997, is due to the utilization of CompuRoute's net operating loss carryforward of $140,000 and partial use of previous nondeductible losses from foreign subsidiaries.

Net Loss. Net loss for the nine months ended September 30, 1997 was $(343,212), a decrease of $2,874,096, or 113.6%, from the net income of $2,530,884 for the same period in 1996. This decrease is primarily due to the recording of approximately $500,000 of costs associated with the relocation of SVTR's manufacturing operations and the write-off of the purchased research and development of $4,496,467 from the SVTR acquisition. Excluding the acquisition related expenses, net income for the nine months ended September 30, 1997 would have been $4,453,255, or 8.1% of net sales, as compared to 9.0% of net sales for the nine months ended September 30, 1996.


Liquidity and Capital Resources

Cerprobe has financed its operations and capital requirements primarily through cash flow from operations, equipment lease financing arrangements and sales of equity securities. In January 1996, Cerprobe completed a private placement of Series A Convertible Preferred Stock, which raised net proceeds of $9,400,000. The net proceeds have been used in domestic and international expansion and acquisition of companies and/or technologies. In September 1997, the Company completed the Secondary Offering which raised net proceeds of approximately $30,710,000. The proceeds have been used to redeem the remaining outstanding shares of Series A Convertible Preferred Stock and repay existing Company debt. The remainder will be used for general corporate purposes, including working capital and for possible future acquisitions. In addition, on October 6, 1997, the managing underwriters of the offering, Adams, Harkness & Hill, Inc. and Dain Bosworth Incorporated exercised their over-allotment option to purchase an additional 300,000 shares of the Company's Common Stock at a purchase price of $22 per share. Approximately $6,222,000 in net proceeds was received by the Company from the exercise of the over-allotment. At September 30, 1997, cash and cash equivalents were $24,443,687, compared to $5,564,557 at December 31, 1996.

Cerprobe generated $4,109,313 in cash flow from operating activities for the nine months ended September 30, 1997. Accounts receivable increased by $5,888,675, or 105.8%, to $11,452,878 at September 30, 1997. Of this increase,
$884,440 resulted from the acquisition of SVTR with the balance a result of increased sales. Inventories increased $3,127,969, or 81.0%, over December 31, 1996 to $6,990,722 at September 30, 1997. The increase resulted primarily from the acquisition of SVTR.

Accounts payable and accrued expenses increased $4,313,834, or 99.4%, to $8,653,018 at June 30, 1997. The increase resulted from the acquisition of SVTR and Cerprobe's continued expansion activities.

The current portions of notes payable and capital leases increased to $1,703,305 at September 30, 1997 from $762,935 at December 31, 1996, primarily as a result of Cerprobe's recent acquisition of SVTR. Cerprobe borrowed approximately $2,000,000 from its revolving line of credit during the second quarter to payoff notes payable and capital lease obligations of CompuRoute and SVTR whose obligation interest rates were higher than Cerprobe's borrowing rate. The

$2,000,000 borrowed from the revolving line has been paid off with proceeds from the Secondary Offering.

Working capital increased $23,525,725, or 237.6%, to $33,428,695 at September 30, 1997 from December 31, 1996, primarily as a result of the Secondary Offering which netted proceeds of approximately $30,710,000. The current ratio increased from 2.6 at December 31, 1996 to 4.2 at September 30, 1997. This increase was due to the net proceeds from the Secondary Offering.

Cerprobe increased its investment in property, plant, and equipment during the nine months ended September 30, 1997 by $3,142,593, or 27.5%, to $14,588,884.
This increase was attributable to the acquisition of SVTR and the Company's efforts to expand capacity to meet customer demand for its products. These capital expenditures were funded from cash flow from operations, and proceeds from the private placement of the Series A Convertible Preferred Stock.

In February 1997, Cerprobe entered into a $10,000,000 unsecured revolving line of credit, which matures August 15, 1998, with its primary lender, Wells Fargo Bank. Advances under the revolving line may be made as prime rate advances, which accrue interest payable monthly, at the Bank's prime lending rate, or as LIBOR rate advances, which bear interest at 175 basis points in excess of the LIBOR base rate. At September 30, 1997, there were no amounts outstanding under the unsecured revolving line of credit.

In May 1997, Cerprobe entered into a $3,000,000 lease line of credit, which matures February 28, 1998, with Banc One Leasing Corporation. The maximum term for each lease schedule will not exceed 60 months. Pricing will be indexed to like term treasuries plus 170 basis points. The advances will be collateralized by the underlying leased manufacturing equipment, furniture, fixtures, software and/or hardware. At September 30, 1997, no advances had been made under the agreement.

In September 1997, the Company completed a Secondary Offering of 2,000,000 shares of the Company's common stock at a price of $22.00 per share. Of the shares, 1,500,000 were sold by the Company and the remaining 500,000 shares were sold by selling stockholders. The Company did not receive proceeds from shares sold by selling stockholders. Accordingly, $30,710,000 was received in net proceeds from the transaction.

In addition, on October 6, 1997, the managing underwriters of the offering, Adams, Harkness & Hill, Inc. and Dain Bosworth Incorporated exercised their over-allotment option to purchase an additional 300,000 shares of the Company's Common Stock at a price of $22.00 per share. Approximately $6,222,000 was received by the Company from the exercise of the over-allotment.

The Company used a portion of the proceeds from the Secondary Offering to redeem the remaining shares of Series A Convertible Preferred Stock for $5,250,000 and to repay certain existing Company debt of approximately $3,000,000. The remainder will be used for general corporate purposes, including working capital and possible future acquisitions.

Cerprobe believes that its working capital, together with the loan commitments described above and anticipated cash flow from operations, will provide adequate sources to fund operations for at least the next 12 months. Cerprobe anticipates that any additional cash requirements for operations or capital expenditures will be financed through cash flow from operations, by borrowing from Cerprobe's primary lender, by lease financing arrangements, or by sales of equity securities. There can be no assurance that any such financing will be available on acceptable terms and that any additional equity financing, of available, would not result in additional dilution to existing investors.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

Statements in this section regarding the Company's prospects for continued growth and the adequacy of sources of capital are forward-looking statements. Words such as "intends," "adequate," "believes," and "anticipates," also identify forward-looking statements. Actual results, however, could differ materially from those anticipated for a number of reasons, including product demand and development, technological advancements, impact of competitive products and pricing, growth in targeted markets, and other factors identified under "Special Considerations" of the Company's 1996 Form 10-KSB and under "Risk Factors" of the Company's Secondary Offering prospectus dated September 24, 1997, both of which have been filed with the Securities and Exchange Commission. Additional risk factors are identified from time to time in the Company's 1997 press releases.

PART II - OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K

              a.      Exhibits

                      10(fff) Agreement dated September 26, 1997, by and among the Company, EMI Acquisition, Inc., Silicon Valley Test & Repair, Inc. and William and Carol Mayer.
                      (11) Statement regarding computation of net earnings (loss) per share.
                      (27)         Financial Data Schedule.

              b. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigning thereunto duly authorized.


                                    CERPROBE CORPORATION




                                    /s/Randal L. Buness
                                    ---------------------------------------
                                       Randal L. Buness
                                       Vice President - Chief Financial Officer


November 11, 1997
                                       20