Form 10-K405
period 1997-12-31
CERPROBE CORP
filed 1998-03-31
CIK 725259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-11370

                              CERPROBE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      86-0312814
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

1150 NORTH FIESTA BOULEVARD, GILBERT, ARIZONA                      85233
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (602) 333-1500
                  ISSUER TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.05 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq National Market, was $120,707,766. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     As of March 20, 1998, there were 8,103,979 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.
================================================================================

                              CERPROBE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item  1.  Business....................................................    1
Item  2.  Properties..................................................   17
Item  3.  Legal Proceedings...........................................   17
Item  4.  Submission of Matters to a Vote of Security Holders.........   18

                                  PART II
Item  5.  Market for the Registrant's Common Equity and Related          18
          Stockholder Matters.........................................
Item  6.  Selected Consolidated Financial Data........................   18
Item  7.  Management's Discussion and Analysis of Financial Condition    20
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market          27
          Risk........................................................
          Not applicable.
Item  8.  Financial Statements and Supplementary Data.................   26
Item  9.  Changes in and Disagreements with Accountants on Accounting    26
          and Financial Disclosure....................................

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and            26
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   26

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form   27
          8-K.........................................................
Signatures............................................................   32
Financial Statements..................................................  F-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION AND GENERAL DEVELOPMENT OF BUSINESS

     Cerprobe Corporation ("Cerprobe" or the "Company") offers comprehensive solutions for semiconductor test integration and is a leading manufacturer of probe cards, automatic test equipment ("ATE") interface assemblies, and ATE test boards. The Company believes it is the only company that designs, manufactures, and assembles each of the electromechanical components that assure the integrity of the electrical test signal that passes from the ATE to the integrated circuit ("IC") device under test ("DUT"). The Company also refurbishes, reconfigures, and services wafer probers. The Company's products address critical functions to assure IC quality, reduce manufacturing costs, improve the accuracy of manufacturing yield data, and identify repairable memory ICs.

     The Company has grown its business and expanded its product lines primarily through internal product development. The development of the Company's CerCard technology in 1990 served as the foundation for the growth of the Company's core probe card business. The Company has also grown through strategic acquisitions and joint ventures. The acquisition of Fresh Test Technology ("Fresh Test") Corporation in April 1995 enabled the Company to expand its product line to include ATE interface assemblies. The acquisition of CompuRoute, Inc. ("CompuRoute") in December 1996 enabled the Company to offer ATE test boards, the Company's first packaged IC testing product. In January 1997, the Company acquired SVTR, Inc. ("SVTR"), which refurbishes, reconfigures, and services wafer prober equipment. In March 1997, the Company entered into a strategic international joint venture with Upsys for the assembly of a memory IC testing product, which the Company will distribute in the United States and Asia. Upsys is a joint venture between IBM and a French test and engineering company. In May 1997, the Company established an international joint venture with Mitsubishi Materials to develop next generation probe card technology.

     The Company maintains regional full service facilities in Arizona, California, and Texas as well as sales offices in Colorado, Florida, Massachusetts, and Oregon to serve the U.S. market for its products and services. The Company also maintains a full service facility in Scotland to serve the European market and full service facilities in Singapore and Taiwan to serve the Southeast Asian market. Each of the Company's facilities is located in proximity to major semiconductor manufacturing centers. The Company's focus on high quality products and innovative technologies has enabled it to establish strong relationships with leading worldwide semiconductor manufacturers. In 1997, the Company's top five customers were Intel Corporation, IBM Corporation, LSI Logic, Motorola, and Texas Instruments.

     The Company believes it is a leader in providing high quality semiconductor testing products and services. The Company's goal is to enhance its leadership position and increase its domestic and international market share. The Company's strategy to achieve its goal includes the following key elements: (i) provide comprehensive solutions for semiconductor test integration, (ii) continue to maintain strong customer relationships, (iii) expand its global presence, (iv) focus on technological innovation, and (v) provide quality products and services.

     The Company was incorporated in California in 1976 and reincorporated in Delaware in 1987. The Company maintains its principal executive offices at 1150 North Fiesta Boulevard, Gilbert, Arizona 85233, and its telephone number is
(602) 333-1500. Unless the context indicates otherwise, all references to "Cerprobe" or the "Company" refer to Cerprobe Corporation and its subsidiaries.

INDUSTRY OVERVIEW

     The IC market is a high volume, high growth commodity market characterized by rapid technological change. According to independent semiconductor market research, worldwide production of ICs increased from approximately 39 billion units in 1993 to nearly 60 billion units in 1997.

     Growing demand for ICs has driven the increased demand for semiconductor testing products, such as probe cards, ATE interface assemblies, ATE test boards, and wafer probing equipment. Because probe cards, and to a lesser extent ATE test boards, are consumable products rather than capital equipment, the rapid unit growth of ICs and new IC designs are in particular fueling the demand for probe cards and ATE test boards. VLSI Research Inc. ("VLSI"), an independent semiconductor market research company, estimated the worldwide market for probe cards in 1998 to be approximately $450 million. The Company estimates that the market for ATE test boards is approximately $300 million. Based upon VLSI and other industry data on projected sales of new material handling equipment (wafer probers/handlers), the Company estimates the market for ATE interface assemblies to be $150 million.

     The long-term growth in demand for ICs and the required production capacity to meet this demand drives the market for wafer prober equipment and services as well. The market for wafer probers and associated equipment in new and existing IC fabrication facilities ("fabs") in 1998 is estimated by VLSI to be approximately $600 million. Because of the escalating costs of new fabs, reconditioned and upgraded wafer probers increasingly are being utilized by manufacturers in order to extend the life of existing fabs and minimize capital expenditures. As a result of the increasing size and the age of the installed base of wafer probers, the Company expects the demand for wafer prober reconditioning and remanufacturing services to increase; however, there can be no assurance that such an increase will occur.

     In addition to the rapid unit growth in ICs, technological advances in ICs have also fueled the increased demand for semiconductor testing products. IC technology is changing rapidly due to constantly increasing demand for greater functionality and higher processing speeds. Advances in IC design and process technologies have enabled manufacturers to meet these demands by producing smaller ICs with ever greater circuit densities, higher pin counts, more varied configurations, and increased complexity. The intense competition among semiconductor manufacturers to be first to market with a new IC and gain a competitive edge has caused design and production cycles to continue to shrink. As a result of the increased complexity of ICs and shorter product life cycles, demand for sophisticated test products that can be produced in short lead times has increased.

     These trends in the IC market have caused corresponding trends in the probe card, ATE interface assembly, and ATE test board markets, as well as in the market for wafer prober equipment and services. IC manufacturers are placing added emphasis on greater test accuracy, testing at higher speeds, multiple DUT testing, and quicker turnaround times for probing devices and packaged testing products. As IC technology has become increasingly sophisticated and complex, it has become more difficult for IC manufacturers to maintain the necessary technology, expertise, personnel, and equipment to design and produce internally all of the various components required to carry the electrical signal between the ATE tester and the DUT. The Company believes competitive market conditions have led manufacturers to rely increasingly on outsourcing to reduce their own investment in the personnel, equipment, and facilities necessary for the specialized design and manufacturing of testing products in order to concentrate on the design, production, and distribution of their core IC products.

INTEGRATED CIRCUIT TESTING

     Semiconductor manufacturers test ICs during the design and manufacturing processes to assure IC quality, reduce manufacturing costs, improve the accuracy of manufacturing yield data, and identify repairable memory ICs. Semiconductor manufacturers generally test each IC two or three times before completion of the fabrication process in order to maintain high manufacturing yields and acceptable profit margins. The increased cost associated with manufacturing ICs has increased the importance of IC testing in the manufacturing process.

  Wafer Probing

     Most semiconductor manufacturers test ICs in wafer form by probing each individual IC to determine whether it meets design specifications. Probing involves establishing temporary electrical contact between the ATE and the DUT. The ATE transmits electrical signals to the ICs and analyzes the signals upon their return. The testing of ICs in wafer form is important to avoid incurring the significant expense of assembling and packaging ICs that do not meet specifications. The principal components of a wafer probing system include:

(i) the ATE, which is capital equipment that transmits the electrical signals to the IC and evaluates the signals upon their return; (ii) the ATE test board, a complex, multilayer printed circuit board ("PCB") that is mounted directly to the ATE and transfers the test signals between the ATE and the pogo tower of the ATE interface assembly; (iii) an ATE interface assembly, typically consisting of a pogo tower, lock ring, and insert ring, that mechanically connects the ATE with the wafer prober and carries the electrical signals between the ATE and the probe card attached to the wafer prober; (iv) a probe card, which consists of a complex, multilayer PCB and numerous probes positioned to "touch down" on or make electrical contact with metallized test pads on the IC; and (v) a wafer prober, which is the capital equipment that moves the wafers into position enabling the probe card probes to touch down on the test pads.

     During the probing process, the wafer prober successively positions each IC on a wafer so that the pads on the IC align and make contact with the probes on a probe card. The ATE transmits electrical signals through the ATE interface assembly to the probe card. The ATE evaluates the return signals from the probe card to determine whether each IC meets design specifications. Depending on the complexity of the DUT, the probe testing of a single IC can last from a few milliseconds to over a minute.

  Package (Final) Testing

     ICs that pass the initial testing at the wafer level are separated from the wafer and bonded onto plastic, ceramic, or other packages with extended leads. The packaged IC must then be tested to validate design and performance specifications. Packaged devices are loaded into a machine called a handler. The ATE test board is placed on the ATE, and the ATE is coupled to the handler using an ATE interface assembly. The handler, which performs a function similar to the wafer prober in the wafer test process, successively positions each IC into a test socket device that is connected to the ATE test board. The ATE tests the IC and evaluates the return signals to determine whether a particular IC meets performance specifications. After package testing, the handler sorts the IC devices according to test performance.

THE COMPANY'S STRATEGY

     The Company believes it is a leading provider of high quality semiconductor testing products and services. The Company's goal is to enhance its leadership position and increase its domestic and international market share. The Company's strategy to achieve its goal includes the following key elements:

     - Provide Comprehensive Solutions for Semiconductor Test Integration. The Company is focused on providing its worldwide customers with comprehensive solutions for semiconductor test integration, consisting of each of the electromechanical components necessary to assure the integrity of the electrical test signal. Historically, each component of the testing system has been supplied by different vendors. The Company believes IC manufacturers increasingly are seeking a single source provider capable of supplying comprehensive solutions for the components necessary to assure a clean test signal. The Company believes it is the only company that designs, manufactures, and assembles each of the components in the critical test signal path. The Company intends to capitalize on its market position and technical expertise by broadening existing product lines through internally developed products and as appropriate through acquisitions or joint ventures.

     - Maintain Strong Customer Relationships. The Company intends to continue to maintain its long standing relationships with its broad customer base, which includes leading semiconductor manufacturers such as Intel, Texas Instruments, IBM, and Motorola, as well as with emerging companies. Engineering, sales, and management personnel collaborate closely with customer counterparts to determine customer needs and specifications, and custom design specific testing solutions. The Company has accumulated substantial design expertise through these collaborations and believes this expertise, along with its in-house staff of over 100 engineers and designers, provides it with a competitive advantage in meeting customer requirements for increasingly sophisticated testing products. To help meet the demanding service needs of the semiconductor manufacturing industry, all of the Company's facilities are located in proximity to semiconductor manufacturing centers in the United States, Europe, and Asia.

     - Expand Global Presence. The Company believes that the international market for its products is at least as large as the domestic market. The Company intends to continue its expansion into international markets, including Europe and Asia, and has begun to pursue these markets by aggressively mounting a focused sales and marketing effort directed at key semiconductor manufacturers. To date, the Company's international expansion includes the establishment of full service facilities in Scotland, Singapore, and Taiwan. The Company also intends to enter the Japanese market within the next 12 months through a joint venture arrangement with local Japanese partners. In the Company's overseas operations, the Company employs managers native to such markets to minimize language and cultural barriers and provide market-specific technical and operational insight.

     - Focus on Technological Innovation. The Company custom designs or customizes its products to manufacturers' particular IC design specifications. Changes in the IC design require changes in the probe card and, depending on the design change, in the ATE test board. Consequently, the Company continually develops new designs and product enhancements. The Company collaborates with IC manufacturers and semiconductor equipment manufacturers to anticipate and address technological advances in semiconductor testing and to improve performance of its products. The Company has also worked closely with SEMATECH, the U.S. semiconductor industry consortium that defines the standards for future semiconductor products, over the past several years on research and development contracts. The Company is focusing its engineering and new product development efforts toward producing a variety of high performance custom designed products to test more complex ICs and to test at higher speeds. In addition, the Company is developing a next generation probe card through a joint development relationship with Mitsubishi Materials Corporation.

     - Provide Quality Products and Services. The Company believes it has developed a reputation as a leader in providing high quality products and services. This high quality level is achieved through a robust, documented, and controlled manufacturing process, and the application of sound quality management policies and practices. The Company's use of advanced metrology tools, which ensure precise measurement of all key product parameters, is a cornerstone of its quality management system. The Company believes that its design capabilities, customer focus, and production methods enhance its ability to provide its customers with high quality products and services with quick turnaround times.

PRODUCTS AND SERVICES

     Historically, each component of the IC testing system has been supplied by different vendors. As a result, IC manufacturers frequently have been left with the task of combining separate components from many small vendors into a single integrated testing system. The Company believes IC manufacturers increasingly are seeking a single source provider capable of supplying comprehensive solutions for the components necessary to assure a clean test signal between the testing equipment and the DUT. Through its manufacture of probe cards, ATE interface assemblies, and ATE test boards and through its wafer prober services, the Company is able to be a single source provider for its customers.

  Probe Card Products

     The Company believes it is the leading U.S. producer of probe cards, which constitute the majority of the Company's business. Probe cards accounted for approximately 64%, 81%, and 84% of net sales in 1997, 1996, and 1995. Probe card sales continue to grow; however, as a result of the CompuRoute and SVTR acquisitions and the related new product and service offerings, the Company expects that future probe card sales will account for an increasingly smaller percentage of net sales.

     The probe card consists of a complex, multilayer (some in excess of 30 layers) PCB and utilizes a number of probes designed to contact (or "probe") separately a series of electrical contact points (or "pads") on the IC in wafer form. At the point of contact with the wafer, each probe is significantly smaller than a human hair. The majority of the Company's probe cards have fewer than 200 probes; the Company's complex probe cards can have more than 1,500 probes. Because the type and complexity of ICs vary, the number and positioning of the probes and the size of each probe card must be custom designed for the specific IC being tested to ensure proper alignment.

     The probe testing of a single IC can last from a few milliseconds to over a minute, depending on the complexity of the semiconductor device. Unlike the capital equipment used in the semiconductor manufacturing process, probe cards are considered consumable products. The Company believes the average life of a probe card is approximately three months, which provides for 200,000 to 500,000 touchdowns with each touchdown generally representing the testing of a single IC. However, probe cards for application specific integrated circuits ("ASICs") might be used to test a single batch order of 50,000 ICs and then discarded. The Company estimates that about one-third of its probe cards become obsolete within six months of being placed into service, primarily as a result of customer initiated design changes. However, damage due to faulty test handling equipment or operator error can render a probe card useless prior to the expiration of its normal life.

     The Company has invested over 20 years in the design of different types of probe card components and the manufacturing processes required to assemble a finished probe card. Because the signals carried by the probe card are complex and vary by customer, the Company manufactures many types of probe cards.

     The Company's probe card products utilize three technologies:

     Epoxy ring technology uses probes that connect directly to a printed circuit board. Probe cards using this type of technology are capable of high speed, high density probing. The Company introduced its first ceramic based epoxy ring probe card, the CerCard, in October 1990. Sales of ceramic based epoxy ring probe cards generated approximately 54%, 73%, and 68% of the Company's net sales for 1997, 1996 and 1995. The Company anticipates that such cards will continue to account for a substantial portion of its net sales.

     Ceramic blade technology uses a ceramic blade attached to a needle designed to make contact with the IC pads. Probe cards using ceramic blade technology, which was developed and patented by the Company, are capable of low speed, low density probing. With optional features, the ceramic blade can be used for high speed probing.

     Cobra probe (buckle beam) technology uses vertical probes that match the pattern of the pads on the IC being tested. This technology allows for the probing of pads in the center of an IC and is used generally for high density applications. Vertical contact probing is particularly well-suited for multiple-IC and memory IC testing. In May 1997, the Company entered into a joint venture with a French semiconductor testing and engineering company to assemble and repair the Cobra probe card, which is based on technology originally developed by IBM. The Company will be the exclusive distributor for the product in the United States and Asia.

     The Company's probe cards generally range in price from $500 to $65,000, depending upon the complexity and performance specifications of the probe cards.

  ATE Interface Assemblies

     The Company entered the ATE interface business through the acquisition in April 1995 of Fresh Test, a company engaged primarily in the design, manufacture, and sale of ATE interface products. An ATE interface assembly securely connects the ATE to the wafer prober or handler and is used to carry signals from the ATE to the DUT. An interface assembly typically consists of custom mechanical docking hardware such as a lock ring and insert ring, as well as two intricate multilayer PCBs connected by either a system of cables or, increasingly, spring-loaded "pogo" contact pins. Interface assemblies range from small, single board, cable-type interfaces for less complex systems to high speed, high frequency, digital or mixed signal interfaces used in testing more complex ICs. One end of the interface connects to the ATE and the other to either a probe card fixture mounted on a prober or a test socket mounted to a handler for packaged IC testing. In each case, the reliability of the test is highly dependent on maintaining the integrity of the signal between the ATE and the IC being tested.

     Each ATE interface assembly is custom designed or customized for each application. The Company's ATE interface product line transmits a clean signal from the ATE to the probe card or test socket and carries a return signal back to the ATE after the circuit processes the signal. The Company's ATE interface products are designed to optimize the integrity of return signal data through the reduction of channel crosstalk and the matching of delay times and impedance, thereby increasing the accuracy of the test data. Because the Company's ATE interface assemblies enable the ATE to provide reliable yield data by allowing for clear signal transmission, its interfaces can also be cost saving devices. The Company's interface assemblies feature ease of mechanical installation and facilitate access to the probe card or test socket during testing.

     The ATE and related wafer prober and handler typically have useful lives of five to seven years. While the Company's ATE interface assemblies have a similar useful life, any upgrade of the ATE or reconfiguration of the prober or handler used with a specific ATE requires a new ATE interface assembly. As a result, the Company believes its ATE interface products have an average life of two to three years.

     The Company's ATE interface assemblies generally range in price from $10,000 to $65,000.

  ATE Test Boards

     Through the acquisition of CompuRoute in December 1996, the Company expanded its product offerings to include custom-designed ATE test boards. The CompuRoute acquisition also enabled the Company to internalize the fabrication of PCBs, which are a critical component in its probe card and ATE interface assembly products, rather than rely exclusively on third party PCB manufacturers.

     ATE test board products are also referred to as prober interface boards, DUT boards, load boards, or performance boards, depending on whether the ATE test board is used for wafer probing or package testing. The Company has developed a database for different ATE designs, which are used as starting designs and customized for the particular IC to be tested. The ATE test board is a complex, multilayer PCB that is mounted to the ATE and transfers the test signals between the ATE and the ATE interface assembly of a wafer prober or handler. ATE test boards were the Company's first packaged IC testing product.

     The Company believes its ATE test boards have an average life of one year although their useful life could be much longer. The Company's ATE test board products range in price from $2,000 to $30,000.

  Wafer Prober Products and Services

     Through the acquisition of SVTR in January 1997, the Company expanded its services to include remanufacturing, upgrading, and servicing wafer probers. The wafer prober positions each IC on a wafer so that the pads on the IC align and make contact with the probes on the probe card, which is mounted on the wafer prober. The Company currently is focusing its services on wafer probers originally manufactured by Electroglas, Inc. ("Electroglas"), because the Company believes that Electroglas has the largest installed base of wafer probers in the world, outside of Japan.

     Prober remanufacturing requires the Company to overhaul, reprofile, and recertify its customers' wafer probers. Remanufacturing extends the life of the equipment, deferring the need to buy new capital intensive probing equipment. The Company develops independent sources for most of the components necessary for remanufacturing or internally produces the part, particularly when the required part has been discontinued by the original equipment manufacturer.

     Prober reconfiguration requires the Company to retrofit its customers' wafer probers to handle larger diameter wafers and improve the accuracy of wafer positioning. The Company has developed the components and processes necessary to reconfigure probers originally designed to handle four and six-inch wafers to the current advanced fab requirement of eight-inch wafers. Many fab production managers consider conversion of their existing four and six-inch equipment as an effective way to optimize their capital equipment budgets and an expedient way to upgrade to eight-inch wafer capability. Additionally, each conversion provides the Company with salvageable components, which can be reconditioned and used for the Company's service and repair business. The Company also converts older generation four-inch probers into a single unit that is able to handle five and six-inch wafers. The demand for six-inch wafer probers remains strong, especially in developing nations. The Company recently introduced a reaccurization service in which the customer's existing six-inch wafer probers are reprofiled and upgraded beyond their originally manufactured specifications to achieve the greater accuracy and performance that is required by many current standards. Additionally, the Company has developed add-on and enhancement products, including an automatic wafer transfer/handling system, and probe-to-pad alignment positioning products.

     The Company also provides other prober services, including providing on-site maintenance and repair services and replacement parts for wafer probers through a network of direct and contract field service personnel in the United States, Europe, and parts of Asia.

     The Company's wafer prober products and services range in price from $25,000 to $150,000 per unit, depending on options.

ENGINEERING AND PRODUCT DEVELOPMENT

     The customized nature of the Company's products results in ongoing engineering and product development being included in the cost of goods sold for the Company's products. In addition, the Company has devoted and will continue to devote substantial resources to materials and process engineering and product development. Engineering and product development expenses were $1,604,000, $903,000, and $707,000 for the years ended December 31, 1997, 1996, and 1995, respectively, which represented 2.1%, 2.4%, and 2.7% of net sales, respectively. The Company employs over 100 engineers and designers.

     During 1995, the Company was awarded two engineering and product development contracts with SEMATECH, a consortium of leading U.S. semiconductor manufacturers and the U.S. government formed to promote technological innovation in the U.S. semiconductor industry. In the first agreement with SEMATECH, the Company concentrated on the extension of present technology to include tighter pitches (i.e. placing probes closer together) as well as developing higher frequency testing characteristics. The second agreement with SEMATECH called for the Company to determine the best solution for probing the interior contact points of semiconductors. The Company retains the rights to any technology developed by it through these engineering and product development efforts. The Company also believes it gains an added benefit from the SEMATECH relationship by being able to work with its semiconductor manufacturer customers to anticipate and address technological advances in semiconductor processing and testing.

     The Company has from time to time collaborated with certain customers that pay the Company to develop new products. Funds received from such engineering and product development are accounted for as offsets to the total expenses for the related project.

     The Company recently entered into a joint development agreement with Mitsubishi Materials Corporation to accelerate the research and development of the Company's next generation probe card, which will utilize the Company's proprietary technology to address increasing demand for tighter pitches and the higher performance requirements for wafer probing. Under such agreement each party will own any patents and know-how resulting from its own efforts, subject to a royalty free license back to the other party. Patents and know-how resulting from the efforts of both parties will be owned jointly.

MANUFACTURING

     The Company's manufacturing objective is to produce quality products that meet its customers' testing needs and design specifications on a timely and cost efficient basis.

     The Company's manufacturing operations consist of procurement and/or fabrication of components and subassemblies, assembly, and extensive testing of finished products. All components and subassemblies are inspected for mechanical and electrical compliance to Company specifications and all finished products are tested against Company and customer specifications.

     The Company believes that it is able to respond more quickly and accurately to its customers' needs by maintaining manufacturing facilities and technical support in geographic markets where its semiconductor manufacturing customers are located. The Company designs and manufactures its probe cards in Arizona,

California, and Texas as well as in Scotland, Singapore, and Taiwan. The Company typically designs and manufactures its probe cards within two weeks of receiving a customer order. The Company manufactures its interface assemblies in its Gilbert, Arizona facility. The Company typically designs and manufactures its ATE interface assemblies within 12 weeks of receiving an order. The Company conducts its ATE test board and related PCB fabrication and assembly operations at its Dallas, Texas facility. The Company typically designs and fabricates its ATE test boards within four weeks of receiving an order.

     The Company refurbishes, reconfigures, and services wafer probers in its facility in Tempe, Arizona. The Company's wafer prober services business provides a variety of services to a large installed base of wafer probers in North America, Europe, and Asia. These services include factory-based remanufacturing, upgrading to allow for the processing of larger wafers and/or to improve prober accuracy, and providing field service at the user's site.

     The Company emphasizes quality and reliability in both the design and manufacture of its products. While the Company's facilities are not ISO 9000 certified, ISO 9000, the internationally recognized standard for quality management, sets the criteria for the Company's quality management system throughout its manufacturing processes. The Company's use of advanced metrology tools, which ensure precise measurement of all key product parameters, is a cornerstone of its quality management system. As the size of the ICs is driven smaller by advances in IC technology, the accuracy of measurements becomes increasingly important. The Company's Quality and Engineering Departments work together to define measurement needs and develop tools that can achieve desired results.

     The Company relies on third party suppliers in the production and shipment of its products. Although the Company believes that all raw materials, component parts, and services are currently available in adequate amounts, there can be no assurance that shortages will not develop in the future. Certain of the raw materials and component parts for the Company's products are purchased from single or a limited group of suppliers. The Company does not have long-term written agreements with such suppliers. Although the Company believes there are alternative suppliers for all such raw materials, component parts, and services, termination or a significant disruption of any of its existing supplier arrangements could have a material adverse effect on the Company's business, financial condition, and operating results.

CUSTOMERS

     An integral part of the Company's strategy is to continue to maintain its long standing customer relationships. All of the Company's top 15 customers in 1997 were repeat customers. The top 15 customers fluctuate from year to year depending on the growth cycles of the individual customers. These semiconductor manufacturers provide the Company with a diversified customer base whose products serve the communications, computer, automotive, military, and aerospace industries. In addition to serving high volume established manufacturers, the Company's products also are designed to meet the needs of emerging and leading edge technology firms such as those offering ASICs and Gallium Arsenide ICs. During 1997, the Company's largest customer, Intel, accounted for approximately 17% of net sales. The Company's top 15 customers in 1997, which together accounted for approximately 67% of net sales, were as follows:

Advanced Micro Devices
Hewlett-Packard
IBM
Intel Corporation
Linear Technology
LSI Logic
Lucent Technologies
Macronix International
Micron Semiconductor
Motorola
National Semiconductor
Symbios Logic
Teradyne
Tech-Semiconductor
Texas Instruments

MARKETING, SALES, AND SERVICES

     The Company's customers place a high value on service. Technical features and product quality also are attributes expected by the Company's customers. The unique needs of purchasers of semiconductor testing products demand a high level of customer responsiveness. The Company's products usually require a high degree of customization in order to meet customer specifications. Response time, product design specifications, and rapid delivery typically are critical factors in customer satisfaction. In addition, the customer's evaluation of the design and performance of completed products can be quite subjective. Engineering, sales, and management personnel collaborate closely with customer counterparts to determine their needs and product specifications. Additionally, in order to meet the demanding service needs of its customers, all of the Company's facilities are located in proximity to manufacturing centers worldwide.

     The Company intends to leverage its worldwide sales facilities to market and distribute all of the Company's products. The Company markets its products in North America through direct technical sales personnel. To meet the demanding service requirements of its customers, the Company has five regional manufacturing, repair, and sales centers in Arizona, California, and Texas. In addition to its regional full service facilities, the Company serves its domestic customers through sales offices strategically located to facilitate rapid response to major market centers and key customers. The Company maintains sales offices in Oregon, Colorado, Florida, and Massachusetts.

     The Company utilizes a network of independent foreign distributors in both Europe and Asia. The Company's international business represented approximately 17%, 20%, and 11% of net sales for 1997, 1996, and 1995, respectively. The Company believes the potential exists to increase sales in international markets, and the Company is positioning itself to initiate a more aggressive marketing and sales program in these markets in the future. In particular, the Company intends to expand its sales efforts throughout Europe and has opened a manufacturing, repair, and sales facility in Scotland for the purpose of serving customers in Europe. In June 1995, the Company formed Cerprobe Asia PTE LTD, a joint venture with Asian investors. Through the joint venture, the Company established full service manufacturing and repair facilities in Singapore and Taiwan in April 1996 and January 1997, respectively, to penetrate the growing markets for the Company's products in Southeast Asia. Within the next 12 months, the Company intends to enter into the highly competitive Japanese market through a joint venture arrangement with local Japanese partners.

COMPETITION

     The semiconductor testing products industry is highly competitive. The Company faces substantial competition in each of the probe card, interface assembly, and ATE test board markets. In addition, the Company anticipates that it may face substantial competition in the future from new entrants in the Company's markets. The principal competitive factors in the industry are product performance, service, delivery time, and price. Competition in international markets is also significant, particularly in Asia where the Company is expanding into new geographic markets while simultaneously addressing the testing requirements of the memory IC market, a new product market for the Company. Some of the Company's competitors, particularly in Asia, have substantially greater financial, engineering, or manufacturing resources than the Company and larger sales and service organizations. To compete successfully, the Company must make substantial investments in its engineering and product development, marketing, and customer service and support activities. There can be no assurance that competition in the Company's markets will not intensify or that the Company's technological advantages may not be reduced or lost as a result of technological advances by competitors or customers.

     Wafer prober manufacturers, such as Electroglas, Tokyo Electron Labs, and Tokyo Semitsu, provide limited refurbishment services and offer new wafer probers as an alternative. These wafer prober manufacturers have greater financial, engineering, and manufacturing resources and larger service organizations than the Company as well as long-standing customer relationships. There can be no assurance that levels of competition in the market for wafer prober remanufacturing and reconfiguration services will not intensify in the future or that customers will not elect to purchase new wafer probers.

BACKLOG

     As of December 31, 1997, the Company had a backlog of orders of approximately $10.5 million. These orders are believed to be firm and all are expected to be filled during fiscal 1998. The Company's business has not been seasonal to date. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of future sales.

ENVIRONMENTAL REGULATIONS

     The Company is subject to federal, state, and local provisions regulating the discharge of materials into the environment. The Company has made certain leasehold improvements in order to comply with Environmental Protection Agency and local regulations. Proper waste disposal is a major consideration for PCB manufacturers because metals and chemicals are used in the manufacturing process. Water used in the printed circuit board manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. The Company operates and maintains wastewater treatment systems and effluent testing facilities at its PCB manufacturing plant in Dallas, Texas.

     The Company's PCB manufacturing plant operates under effluent discharge permits issued by the appropriate governmental authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. The Company believes that the waste treatment equipment in its PCB manufacturing facility is currently in compliance with environmental protection requirements in all material respects. However, there can be no assurance that violations will not occur in the future as a result of human error, equipment failure, or other causes. The Company is also subject to environmental laws relating to the storage, use, and disposal of chemicals, solid waste, and other hazardous materials as well as air quality regulations. Furthermore, environmental laws could become more stringent over time, and the costs of compliance with more stringent laws could be substantial.

     Although the Company believes that it is in full compliance with all regulations, the Company is unable to predict what effect, if any, the adoption of more stringent regulations would have on its future operations. The Company does not anticipate incurring any future material expenditures to remain in substantial compliance with presently applicable environmental regulations.

INTELLECTUAL PROPERTY

     While the Company considers intellectual property rights, patents, and licenses to be important, the Company does not consider any single patent to be material to the conduct of its business. The Company relies primarily on trade secret protection for its proprietary information rather than patents to avoid publicly disclosing its technology in a patent application. The Company believes that its success will depend primarily on the technological competence and creative skills of its personnel rather than the protection of its existing patents or future patents.

EMPLOYEES

     As of December 31, 1997, the Company had 707 employees, consisting of 116 in engineering and product development, 410 in manufacturing, 78 in sales and marketing, and 103 in administration. There are no collective bargaining agreements, and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding Cerprobe's executive officers.

         NAME            AGE                            POSITION
         ----            ---                            --------
C. Zane Close..........  48       President, Chief Executive Officer, and Director
Eswar Subramanian......  40       Senior Vice President and Chief Operating Officer
Michael K. Bonham......  59       Senior Vice President -- Sales and Marketing
Randal L. Buness.......  41       Vice President, Chief Financial Officer, Secretary,
                                  and Treasurer

     C. Zane Close has served as President and Chief Executive Officer and as a director of the Company since July 1990. From September 1989 to July 1990, Mr. Close served as Vice President and General Manager of Probe Technology Corporation ("Probe Technology"), a manufacturer of probing devices for testing integrated circuits. Mr. Close served as Vice President of Operations of Probe Technology from February 1985 to September 1989.

     Eswar Subramanian has served as Senior Vice President and Chief Operating Officer of the Company since June 1996. Mr. Subramanian served as Vice President of Engineering of the Company from July 1990 to June 1996. From April 1990 to July 1990, Mr. Subramanian was Director of Development at Probe Technology, where he was responsible for the development and establishment of new probing technology and its production operations. From November 1984 to April 1990, Mr. Subramanian was Engineering Manager at Probe Technology and was responsible for the design, development, manufacture, and engineering of probing products.

     Michael K. Bonham has served as Senior Vice President -- Sales and Marketing of the Company since June 1996. Mr. Bonham served as Vice President of Sales and Marketing of the Company from July 1990 to June 1996. From October 1988 to June 1990, Mr. Bonham served as Marketing Manager of the IC Probe and Curve Tracer Group of Tektronix, Incorporated, a manufacturer of electronic test measurement equipment.

     Randal L. Buness has served as Vice President, Chief Financial Officer, Secretary, and Treasurer of the Company since June 1996. From September 1994 to June 1996, Mr. Buness served as Vice President -- Finance and Administration, Chief Financial Officer, Secretary, and Treasurer of Three-Five Systems, Inc., a publicly held manufacturer of liquid crystal displays. Mr. Buness served as Chief Financial Officer, Secretary, and Treasurer of United Medical Network, a developer of video conferencing networks for healthcare providers, from January 1993 to September 1994. From January 1989 to January 1993, Mr. Buness worked as a self-employed consultant. Mr. Buness served as principal and manager with Arthur Young from January 1986 to January 1989 and served as a manager, senior, and staff accountant with Price Waterhouse from July 1979 to January 1986. Mr. Buness is a Certified Public Accountant.

                             SPECIAL CONSIDERATIONS

     The following risk factors should be considered carefully in addition to the other information in this Report in evaluating the Company and its business. Except for the historical information contained herein, the discussion in this Report contains certain forward-looking statements that involve risks and uncertainties. When used in this Report, the words "believes," "expects," "anticipates," "intends," "estimates," "should," "will likely," and similar expressions are intended to identify such forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed here. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's quarterly and annual operating results will be affected by a wide variety of factors that could have a material adverse effect on net sales and profitability, many of which are beyond its control, including factors pertaining to (i) customer demand for the Company's products, such as the cyclical nature of the semiconductor industry, market acceptance of the Company's products, changes in product mix, the level of orders that are received and can be delivered in a quarter, and customer order patterns; (ii) competition, such as competitive pressures on delivery time, product performance and reliability, prices, the introduction or announcement of new products by competitors, and intellectual property rights of third parties; (iii) product development, such as the Company's ability to introduce new product designs and innovations on a timely basis in response to advances in IC technology; (iv) manufacturing and operations, such as the availability and cost of raw materials, equipment and other supplies, fluctuations in manufacturing yields, availability and cost of production capacity, and concentration of suppliers; and (v) generally prevailing economic conditions in the U.S. and worldwide markets served by the Company. Fluctuations in operating results could materially and adversely affect the market price of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report and "Business" contained in Item 1 of this Report .

CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY

     The Company's business depends substantially on both the volume of IC production by semiconductor manufacturers as well as new IC designs, which in turn depend on the demand of ICs and products utilizing ICs. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in reduced demand for IC testing products, including the products manufactured by the Company. There can be no assurance that demand for ICs or products utilizing ICs will not decline. Furthermore, there can be no assurance that demand for the Company's products will continue at the current level. The Company anticipates that a significant portion of new orders for its products will depend upon demand from IC manufacturers building or expanding IC fabrication facilities or otherwise increasing production capacity or shifting production to new IC designs, and there can be no assurance that such demand will exist. Future downturns or slowdowns in the IC market will have a material adverse effect on the Company's business, financial condition, and operating results. Moreover, the Company's need to invest in engineering and product development, marketing, and customer service and support capabilities will limit its ability to reduce expenses in response to such downturns or slowdowns. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report and "Business" contained in Item 1 of this Report .

RISK ASSOCIATED WITH EXPANSION STRATEGY

     The Company intends to expand, in part, through strategic acquisitions and joint ventures and by entering into new geographic and product markets. The Company's ability to expand through acquisitions will depend primarily on its ability to identify, acquire, and operate other businesses that complement the Company's existing business. There can be no assurance that any suitable acquisitions can be identified or consummated or that the operations and product offerings of any businesses that are acquired will be successfully integrated into the Company's operations and product offerings. The Company anticipates that it will use cash and/or its securities, including Common Stock, as the primary consideration for any future acquisitions. The size, timing, and integration of any future acquisitions could cause substantial fluctuations in operating results. The Company faces similar risks and uncertainties with respect to joint ventures. The Company is not engaged in any negotiations with any third parties and has no specific agreements or plans with respect to any acquisitions or joint ventures, and there can be no assurance the Company will consummate any acquisitions or joint ventures.

     The Company believes that its future success will depend, in part, on its ability to expand into new international markets, particularly Asia, and new product markets. The Company believes that its Asian competitors have a competitive advantage because of their dominance of the Asian market. There can be no assurance that the Company will be able to establish a significant presence in these international markets. There also can be no assurance that or to what extent the Company will be able to gain market acceptance for any new product. See "Business" contained in Item 1 of this Report.

MANAGEMENT OF GROWTH

     The Company has undergone a period of rapid growth and expansion of its worldwide organization. Continued expansion by the Company may strain its management, manufacturing, and human resources and the ability of materials suppliers and other third parties on which the Company is dependent. The Company's operating results could be materially and adversely affected if it is unable to maintain high levels of productivity and/or to maintain satisfactory delivery schedules. Moreover, to manage its growth effectively, the Company will be required to expand its existing operating and financial systems and controls and to manage a substantial increase in its employee base. To the extent that the Company's management is unable to assume or perform these duties, the business of the Company could be materially and adversely affected. There can be no assurance that the management systems and controls currently in place or any steps taken to expand such management systems and controls will be adequate in the future.

DEPENDENCE ON NEW PRODUCTS AND TECHNOLOGIES

     The Company operates in an industry subject to rapid change. The Company custom-designs or customizes its products to a customer's particular IC design specifications. The Company's inability to introduce new product designs and enhancements and to adapt its manufacturing techniques in response to technological advances in IC and capital equipment designs would have a material adverse effect on the Company's business, financial condition, and operating results. There can be no assurance that any new product designs or enhancements will receive or maintain substantial market acceptance. Probe card technologies, other than those being utilized by the Company, are being developed. To the extent that such other probe card technologies gain market acceptance, the Company's probe card products could lose market share and the Company's business, financial condition, and operating results would be materially and adversely affected. If the Company is unable to design, develop, and introduce competitive products on a timely basis, its future operating results may be materially and adversely affected. See "Business -- Products and Services" contained in Item 1 of this Report.

COMPETITION

     The semiconductor testing products industry is highly competitive. The Company faces substantial competition in each of the probe card, ATE interface assembly, and ATE test board markets. In addition, the Company anticipates that it may face substantial competition in the future from new entrants in the Company's markets. The principal competitive factors in the industry are product performance, service, delivery time, and price. Competition in international markets is also significant, particularly in Asia where the Company is expanding into new geographic markets while simultaneously addressing the testing requirements of the memory IC market, a new product market for the Company. Some of the Company's competitors, particularly in Asia, have substantially greater financial, engineering, or manufacturing resources than the Company and larger sales and service organizations. To compete successfully, the Company must make substantial investments in its engineering and product development, marketing, and customer service and support activities. There can be no assurance that competition in the Company's markets will not intensify or that the Company's technological advantages will not be reduced or lost as a result of technological advances by competitors or customers.

     Wafer prober manufacturers, such as Electroglas, Inc., Tokyo Electron Labs, and Tokyo Semitsu, provide limited refurbishment services and offer new wafer probers as an alternative. These wafer prober manufacturers have greater financial, engineering, and manufacturing resources and larger service organizations than the Company, as well as long standing customer relationships. There can be no assurance that levels of competition in the market for wafer prober remanufacturing and reconfiguration services will not intensify in the future or that customers will not elect to purchase new wafer probers.

RELIANCE ON THIRD PARTY DISTRIBUTION CHANNELS

     The Company markets and sells its products internationally primarily through a network of third party foreign distributors that are not under the direct control of the Company. The Company's international business represented approximately 17% of net sales for 1997. A reduction in the sales efforts by the Company's foreign distributors or termination of their relationships with the Company could materially and adversely affect the Company's international sales and, as a result, its business, financial condition, and operating results. See "Business -- Marketing, Sales, and Services" contained in Item 1 of this Report.

RISKS OF INTERNATIONAL OPERATIONS

     Given the Company's efforts in establishing production and sales facilities in Scotland, Singapore, and Taiwan, the Company anticipates that sales to international customers will increase in the future. The foreign manufacture and sale of products and the purchase of raw materials and equipment from foreign suppliers may be materially and adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, as well as the Company's ability to form effective joint venture alliances in order to compete in restrictive markets, could materially and adversely affect the Company's ability to manufacture or sell products in foreign markets and purchase materials or equipment from foreign suppliers. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. See "Business" contained in Item 1 of this Report.

CURRENCY EXCHANGE FLUCTUATIONS

     A portion of the Company's foreign transactions are denominated in currencies other than the U.S. dollar. Such transactions expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. The Company has not engaged in transactions to hedge its currency risks, but may do so in the future. The Company may purchase a portion of its raw materials and equipment from foreign suppliers and will incur labor costs in a foreign currency. There can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse effect on the Company's operating results.

DEPENDENCE ON KEY CUSTOMERS

     Sales of the Company's products are concentrated with a small number of customers. During 1997, sales to the Company's largest customer, Intel, accounted for approximately 17% of net sales. The Company's top 15 customers in 1997 together accounted for approximately 67% of net sales. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net sales. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of a significant customer or any reduction in orders from any significant customer, including reductions due to changes in customer buying patterns, market, economic, or competitive conditions in the IC industry or in the industries that manufacture products utilizing ICs, would have a material adverse effect on the Company's business, financial condition, and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report, and "Business -- Customers" contained in Item 1 of this Report.

DEPENDENCE ON KEY SUPPLIERS

     The Company relies on third party suppliers in the production and shipment of its products. Although the Company believes that all raw materials, component parts, and services are currently available in adequate amounts, there can be no assurance that shortages will not develop in the future. Certain of the raw materials and component parts for the Company's products are purchased from single or a limited group of suppliers. The Company does not have long-term written agreements with such suppliers. Termination or a significant disruption of any of its key supplier arrangements could have a material adverse effect on the Company's business, financial condition, and operating results. See "Business -- Manufacturing" contained in Item 1 of this Report.

INTELLECTUAL PROPERTY

     While the Company currently holds certain patents, the Company does not consider any single patent to be material to the conduct of its business. The Company believes that its competitors have been and will be able to continue to circumvent many of the Company's patents. To the extent the Company wishes to assert its patent rights, there can be no assurance that any patents issued to the Company will not be challenged, invalidated, or circumvented, that any rights granted thereunder will provide adequate protection to the Company, or that the Company will have sufficient resources to prosecute its rights. The Company believes that its success will depend primarily on the technological competence and creative skills of its personnel rather than the protection of its existing patents or future patents. The Company relies primarily on trade secret protection for its proprietary information. There can be no assurance that the Company will be able to protect its technology.

     Although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company. See "Business -- Intellectual Property" contained in Item 1 of this Report.

SIGNIFICANT CAPITAL REQUIREMENTS

     The probe card, ATE interface, ATE test board, and wafer prober services industries are capital intensive. In order to remain competitive, the Company must make significant investments in capital equipment for engineering and product development. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, the Company's operating results may be materially and adversely affected if net sales do not increase sufficiently to offset the increased costs. The Company may from time to time seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand its production facilities and capital equipment. The timing and amount of any such capital requirements cannot be predicted at this time and will depend on a number of factors, including demand for the Company's products, product mix, changes in industry conditions, and competitive factors. There can be no assurance that any such financing will be available on acceptable terms, and that any additional equity financing, if available, would not result in additional dilution to existing investors. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" contained in Item 7 of this
Report.

POTENTIAL LIABILITY FOR FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS

     The Company is subject to a variety of federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals used in its manufacturing process. Although the Company believes that its activities are in substantial compliance with presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of its production, or a cessation of its operations. Such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Any failure by the Company to control the use or adequately restrict the discharge of hazardous substances could subject it to future liabilities. See "Business -- Environmental Regulations" contained in Item 1 of this Report.

DEPENDENCE ON MANAGEMENT AND OTHER KEY PERSONNEL

     The Company's success depends, in part, upon the retention of certain key personnel and the recruitment and retention of additional key personnel, including technical and engineering staff. The loss of existing key personnel or the failure to recruit and retain necessary additional personnel by the Company could materially and adversely affect its business, financial condition, and operating results. There can be no assurance that the Company will be able to retain its current personnel or attract and retain necessary additional personnel. Future growth will further increase the demand on the Company's resources and require the addition of new personnel and the development of additional expertise by existing personnel. The failure of the Company to attract and retain personnel with the requisite expertise or to develop such expertise internally could materially and adversely affect the prospects for its success.

CONTROL BY CURRENT STOCKHOLDERS

     Stockholders of the Company have the right to cumulate their votes for the election of directors. The directors and executive officers of the Company and their affiliates currently own beneficially approximately 15.1% of the Common Stock. Accordingly, these persons, if they act as a group, will be able to elect one or more members to the Company's Board of Directors and may be able to exert significant influence regarding the outcome of other matters requiring approval by the stockholders of the Company.

PRICE VOLATILITY OF COMMON STOCK

     The market price of the Company's Common Stock has experienced significant volatility during the past three years. See "Market for the Registrant's Common Equity and Related Stockholder Matters" contained in Item 5 of this Report. The trading price of the Company's Common Stock in the future could be subject to wide fluctuations in response to quarterly variations in operating results of the Company and others in its industry, actual or anticipated announcements concerning the Company or its competitors, changes in analysts' estimates of the Company's financial performance, general conditions in the semiconductor industry, general economic and financial conditions, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have adversely affected the market prices for many companies involved in high technology manufacturing and related industries and which often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors could have a material adverse effect on the market price of the Common Stock.

RIGHTS TO ACQUIRE SHARES; POTENTIAL ISSUANCE OF ADDITIONAL SHARES

     As of December 31, 1997, options to acquire a total of 639,866 shares were outstanding under the Company's stock option plans. An additional 366,334 shares of Common Stock were reserved for issuance pursuant to the exercise of options that may be granted in the future under the Company's stock option plans. The Company also has granted non-employee options to purchase up to 10,000 shares of Common Stock. The Company also has issued warrants to purchase up to 39,275 shares of Common Stock in connection with the sale of the Series A Convertible Preferred Stock. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Common Stock with resulting dilution in the interests of holders of Common Stock. The existence of such stock options and warrants could adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and warrants. The Company also has the authority to issue additional shares of Common Stock and shares of one or more series of convertible preferred stock. The issuance of such shares could result in the dilution of the voting power of outstanding shares of Common Stock and could have a dilutive effect on earnings per share.

CHANGE IN CONTROL PROVISIONS

     The Company's First Restated Certificate of Incorporation (the "Restated Certificate") and the Delaware General Corporation Law (the "Delaware GCL") contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interest of stockholders. The Restated Certificate also authorizes the Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect the voting power of the holders of the Company's Common Stock. The Delaware GCL also imposes conditions on certain business combination transactions with "interested stockholders" (as defined therein).

ITEM 2.  PROPERTIES

     The Company's principal executive offices and primary manufacturing facility are located in Gilbert, Arizona. The facility is owned by CRPB Investors, L.L.C. ("CRPB Investors"). The Company owns a 36% interest in CRPB Investors. The Company has entered into a long-term lease with CRPB Investors, the initial term of which expires in May 2012 with seven options to extend the lease for successive five-year terms.

     The Company's major facilities are described in the table below:

                                                                                        LEASE
                                                                                      EXPIRATION
FACILITY                    SQUARE FEET   FUNCTION             PRODUCTS                  DATE
--------                    -----------   --------             --------             --------------
Gilbert, Arizona..........    83,000      Corporate            Probe cards and ATE  May 2012
                                          headquarters,        interface
                                          manufacturing,       assemblies
                                          sales and service
Dallas, Texas.............    35,000      CompuRoute           ATE test boards      Company owned
                                          headquarters,
                                          manufacturing,
                                          sales and service
San Jose, California......    34,000      Manufacturing,       Probe cards          July 2002
                                          sales and service
Tempe, Arizona............    30,000      SVTR headquarters,   Remanufactured/      September 2004
                                          manufacturing,       upgraded wafer
                                          sales and service    probers
Chandler, Arizona.........    16,000      Upsys-Cerprobe,      Cobra probe cards    November 1998
                                          L.L.C.
                                          headquarters,
                                          manufacturing and
                                          service
Hsin Chu, Taiwan..........     9,000      Manufacturing and    Probe cards          April 2003
                                          service
Austin, Texas.............     7,000      Manufacturing,       Probe cards          March 2002
                                          sales and service
East Kilbride, Scotland...    11,700      Manufacturing,       Probe cards          December 2007
                                          sales and service
Singapore.................     1,000      Manufacturing and    Probe cards          September 1998
                                          service

     In addition, the Company leases space for its sales and service offices in Colorado Springs, Colorado; Boca Raton, Florida; Westboro, Massachusetts; Beaverton, Oregon; Richardson, Texas; Dallas, Texas; and Santa Clara, California. The Company believes that its existing facilities are adequate to meet its current requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock began trading in the over-the-counter market on the Nasdaq system on September 29, 1983 and commenced trading on the Nasdaq National Market on August 10, 1995 under the symbol "CRPB." On March 20, 1998, the closing price for the Company's common stock was $17 7/8. The following table sets forth the high and low last sale prices of the Company's common stock for the periods indicated, as reported on the Nasdaq National Market, except that prior to August 10, 1995 prices represent high ask and low bid quotations on Nasdaq. Bid and Ask quotations represent interdealer quotations, which exclude retail markups or markdowns and commissions and may not necessarily represent actual transactions.

                                                              HIGH    LOW
                                                              ----    ---
1995:
  First Quarter.............................................  $ 6 5/8 $ 4 3/4
  Second Quarter............................................    8 3/4   4 3/4
  Third Quarter.............................................   10 3/4   8
  Fourth Quarter............................................   17 3/8   9 1/4
1996:
  First Quarter.............................................   17 1/2  13
  Second Quarter............................................   16      11 7/8
  Third Quarter.............................................   12 1/8   7 7/8
  Fourth Quarter............................................   14 3/8   9
1997:
  First Quarter.............................................   15 7/8  11 1/8
  Second Quarter............................................   13 3/4   9 3/8
  Third Quarter.............................................   25 3/4  12 3/4
  Fourth Quarter............................................   26 1/4  15 3/8

     Cerprobe does not intend to pay any cash dividends in the future and intends to retain any future earnings for reinvestment in its business. The Company's revolving credit facility contains restrictions on the Company's ability to pay cash dividends, and future borrowings may contain similar restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     As of March 20, 1998, there were approximately 3,800 holders of record of Cerprobe common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 1997, 1996, and 1995 and the consolidated balance sheet data as of December 31, 1997 and 1996 are derived from, and are qualified by reference to, the consolidated financial statements included elsewhere in this Report, which have been audited by KPMG Peat Marwick LLP. The consolidated statement of operations data for the years ended December 31, 1994 and 1993, and the consolidated balance sheet data as of December 31, 1995, 1994 and 1993, are derived from audited consolidated financial statements not included in this Report. These historical results are not necessarily indicative of the results to be expected in the future.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                           1997(1)    1996(2)     1995       1994       1993
                                           -------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales................................  $77,110    $37,308    $26,099    $14,251    $11,212
Cost of goods sold.......................   45,477     20,343     13,706      8,214      6,768
                                           -------    -------    -------    -------    -------
Gross profit.............................   31,633     16,965     12,393      6,037      4,444
Expenses:
  Selling, general and administrative....   19,640     10,725      7,503      3,693      2,398
  Engineering and product development....    1,604        903        707        417        336
  Acquisition related expenses...........    4,996      4,584         --         --         --
                                           -------    -------    -------    -------    -------
     Total expenses......................   26,240     16,212      8,210      4,110      2,734
                                           -------    -------    -------    -------    -------
Operating income (loss)..................    5,393        753      4,183      1,927      1,710
Other income (expense):
  Interest income........................      353        467         45         19          1
  Interest expense.......................     (486)      (222)      (154)      (115)      (132)
  Other income, net......................      318        247        140         92         13
                                           -------    -------    -------    -------    -------
     Total other income (expense)........      185        492         31         (4)      (118)
                                           -------    -------    -------    -------    -------
Income before income taxes, and minority
  interest...............................    5,578      1,245      4,214      1,923      1,592
Provision for income taxes...............   (3,712)    (2,701)    (1,812)      (710)       (90)
Minority interest share of loss..........       30         95         --         --         --
                                           -------    -------    -------    -------    -------
Net income (loss)........................  $ 1,896    $(1,361)   $ 2,402    $ 1,213    $ 1,502
                                           =======    =======    =======    =======    =======
Net income (loss) per share:
  Basic..................................  $  0.28    $ (0.30)   $  0.62    $  0.38    $  0.46
                                           =======    =======    =======    =======    =======
  Diluted................................  $  0.27    $ (0.30)   $  0.53    $  0.30    $  0.35
                                           =======    =======    =======    =======    =======
Weighted average number of shares:
  Basic..................................    6,690      4,580      3,874      3,213      3,292
  Diluted................................    6,982      4,580      4,666      4,007      4,323
BALANCE SHEET DATA:
Working capital..........................  $42,505    $10,004    $ 4,771    $ 3,572    $ 2,777
Total assets.............................   69,455     31,512     14,967      7,015      4,674
Long-term debt...........................    1,315      1,741        981        791        748
Stockholders' equity.....................   59,211     23,130     10,656      4,923      3,063

---------------
(1) Includes a one-time write-off of purchased research and development of $4.5 million in 1997, or $0.64 per share, related to the acquisition of SVTR. Also includes the cost to move SVTR's manufacturing operations from California to Arizona during 1997 of $500,000, or $0.04 per share, net of taxes, for a total of $0.68 per share.

(2) Includes a one-time write-off of purchased research and development of $4.6 million in 1996, or $1.00 per share, related to the acquisition of CompuRoute.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes thereto of the Company appearing elsewhere in this Report.

OVERVIEW

     Cerprobe offers comprehensive solutions for semiconductor test integration and is a leading manufacturer of probe cards, ATE interface assemblies, and ATE test boards. The Company's products and services enable semiconductor manufacturers to test ICs in wafer form and as packaged ICs.

     The Company has grown substantially over the last five years as the Company has increased its market share and has benefited from the substantial growth in the worldwide demand for ICs. Net sales have increased from $11.2 million for 1993 to $77.1 million for 1997, representing an average annualized growth rate of approximately 62%. Similarly, the Company's net income has increased from $1.5 million for 1993 to $6.7 million for 1997 (before a one-time charge for purchased research and development of $4.5 million and SVTR moving expenses of $300,000, net of tax benefit of $200,000, which together reduced net income to $1.9 million). Until 1995, substantially all of the Company's growth was from the existing probe card product line.

     Beginning with the April 1995 acquisition of Fresh Test Technology Corporation ("Fresh Test"), acquisitions have contributed to the Company's growth. Fresh Test expanded the Company's product line to include ATE interface assemblies. The Company acquired CompuRoute in December 1996, which enabled the Company to offer ATE test boards. The Company acquired SVTR in January 1997, which added wafer prober remanufacturing and upgrading services. Net sales from these acquired products and services together approximated $28 million, $7 million, and $4 million for years 1997, 1996, and 1995, respectively. In May 1997 the Company entered into a joint venture with Upsys Reseau Erisys ("Upsys"), a French company owned by IBM and GAME, a French test and engineering company. The joint venture, called Upsys-Cerprobe, L.L.C., assembles and repairs the Cobra probe card for distribution by the Company in the United States and Asia. The Company believes the Cobra probe is well-suited for area array IC and multiple memory IC testing, both new markets for the Company.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Consolidated Statement of Operations of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                1997(1)    1996(2)    1995
                                                                -------    -------    -----
Net sales...................................................     100.0%     100.0%    100.0%
Cost of goods sold..........................................      59.0       54.5      52.5
                                                                 -----      -----     -----
Gross profit................................................      41.0       45.5      47.5
Expenses:
  Selling, general and administrative.......................      25.4       28.7      28.8
  Engineering and product development.......................       2.1        2.4       2.7
  Acquisition related expenses..............................       6.5       12.3        --
                                                                 -----      -----     -----
     Total expenses.........................................      34.0       43.4      31.5
                                                                 -----      -----     -----
Operating income............................................       7.0        2.1      16.0
Other income (expense):
  Interest income...........................................       0.4        1.3       0.2
  Interest expense..........................................      (0.6)      (0.6)     (0.6)
  Other income, net.........................................       0.4        0.6       0.5
                                                                 -----      -----     -----
     Total other income (expense)...........................       0.2        1.3       0.1
                                                                 -----      -----     -----
Income before income taxes and minority interest............       7.2        3.4      16.1
Provision for income taxes..................................      (4.8)      (7.2)     (6.9)
Minority interest share of loss.............................        --        0.2        --
                                                                 -----      -----     -----
Net income (loss)...........................................       2.4%      (3.6)%     9.2%
                                                                 =====      =====     =====

---------------
(1) Includes a one-time write-off of purchased research and development costs of $4.5 million in 1997 related to the acquisition of SVTR and the cost to move SVTR's manufacturing operations from California to Arizona during 1997 of $500,000.

(2) Includes a one-time write-off of purchased research and development costs of $4.6 million in 1996 related to the acquisition of CompuRoute.

  YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     Net Sales. Net sales for 1997 were $77.1 million, an increase of 106.7% over net sales of $37.3 million for 1996. This increase in net sales of $39.8 million resulted from acquisitions of CompuRoute and SVTR (together $20.8 million), higher domestic order rates for the Company's probe card and interface products ($13.2 million), and increased international sales ($5.8 million).

     Gross Profit. The gross profit for 1997 was $31.6 million, an increase of 85.9% from the gross profit of $17.0 million for 1996. Gross margin decreased from 45.5% in 1996 to 41.0% in 1997. The decrease in gross margin was primarily a result of a change in product mix due to acquisitions. Approximately 27% of net sales in the period were attributed to ATE test boards and wafer prober products and services. Both product lines from CompuRoute and SVTR have lower gross profits than the Company's core products of probe cards and ATE interfaces.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $19.6 million, or 25.4% of net sales, for 1997, compared to $10.7 million, or 28.7% of net sales, for 1996, an increase of $8.9 million. The increase in selling, general, and administrative expenses resulted primarily from the two recent acquisitions of CompuRoute and SVTR ($5.2 million) and the Company's continued domestic and international expansion ($3.7 million).

     Engineering and Product Development. Engineering and product development expenses were $1.6 million, or 2.1% of net sales, for 1997, an increase of 77.6% over $903,000, or 2.4% of net sales, for 1996. These increased expenses resulted from the Company's recent acquisitions of CompuRoute and SVTR, and continued emphasis on engineering and product development in an effort to anticipate and address technological advances in semiconductor testing. Total expenses were partially offset by increased project funding receipts from collaborations on engineering and product development with certain customers and the re-assignment of personnel and other resources to the joint venture with Upsys.

     Acquisition Related Expenses. Acquisition related expenses from the January 1997 acquisition of SVTR totaled $5.0 million. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values. The value of purchased research and development in connection with the acquisition was $4.5 million. The state of the research and development products/processes was not at a technologically feasible or commercially viable stage. Therefore, consistent with generally accepted accounting principles, the Company took a one-time charge for the full value of the purchased research and development. The additional $500,000 was related to the move of SVTR's manufacturing operations from California to Arizona in 1997.

     Interest Income. Interest income was $353,000 in 1997, compared to $467,000 for 1996. This decrease is attributable to the utilization of net proceeds from the issuance of Series A Convertible Preferred Stock in January 1996, for the CompuRoute and SVTR acquisitions in December 1996 and January 1997, respectively. Interest income is expected to increase in 1998 due to the interest earned on the net proceeds of the Company's secondary offering completed in September 1997.

     Provision for Income Taxes. The provision for income taxes increased to $3.7 million, which represented an effective tax rate of 36.8% for 1997 (excluding the nondeductible purchased research and development expenses of $4.5 million), compared to $2.7 million, which represented an effective rate of 46.3% for 1996 (excluding the non-deductible acquisition related expenses of $4.6 million). The decreased effective tax rate, as adjusted for 1997 and 1996, was due primarily to the benefit in 1997 from CompuRoute's net operating loss carryforwards as well as net operating loss carryforwards from foreign subsidiaries (4%). The Company also benefited in 1997 from the reduced effective tax rate for export sales through the Company's foreign sales corporation and income from non-taxable annuities (2%).

     Minority Interest Share of Loss. The minority interest share of loss of $30,000 for 1997 represented the Company's joint venture partners' share of the loss from the Company's Asian operations and joint venture with UPSYS.

     Net Income (Loss). Net income for 1997 was $1.9 million, compared to the loss of $1.4 million for 1996. Excluding acquisition related expenses, net income for 1997 would have been $6.7 million, or 8.7% of net sales for 1997, compared to 8.6% of net sales for 1996.

  YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     Net Sales. Net sales for 1996 were $37.3 million, an increase of 43.5% over net sales of $26.0 million for 1995. The increase in net sales reflected a continuation of higher order rates for the Company's probe card products and increased international sales. International net sales in 1996 were $7.3 million compared to $3.0 million in 1995, an increase of 147.0%, primarily attributable to the international expansion in Scotland in 1995 and Singapore in 1996.

     Gross Profit. The gross profit for 1996 was $17.0 million, an increase of 37.1% from the gross profit of $12.4 million for 1995. Gross margin decreased from 47.5% in 1995 to 45.5% in 1996. The decrease in gross margin was primarily as a result of a change in product mix, which included a higher ratio of lower margin ATE interface product sales as well as higher fixed costs related to increased manufacturing capacity to meet anticipated customer demand and maintain satisfactory delivery schedules.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $10.7 million, or 28.7% of net sales, for 1996, compared to $7.5 million, or 28.8% of net sales, for 1995, an increase of 42.7%. The increase in selling, general, and administrative expenses resulted primarily from the increase in fixed general and administrative costs due to the Company's continued domestic expansion and the start-up of Asian operations.

     Engineering and Product Development. Engineering and product development expenses were $903,000, or 2.4% of net sales, for 1996, an increase of 27.7% over $707,000, or 2.7% of net sales, for 1995. These increased expenses resulted from the Company's continued emphasis on engineering and product development in an effort to anticipate and address technological advances in semiconductor testing. During 1995, the Company was awarded two engineering and product development contracts by SEMATECH, the U.S. semiconductor industry consortium. The Company also performs ongoing contract engineering and product development in collaboration with customers. Revenues from these collaborations are accounted for as an offset to the total expenses incurred for the respective projects.

     Acquisition Related Expenses. Purchased research and development costs from the December 1996 acquisition of CompuRoute totaled $4.6 million. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values. The value of purchased research and development in connection with the acquisition was $4.6 million. The state of the research and development products/processes was not at a technologically feasible or commercially viable stage. Therefore, consistent with generally accepted accounting principles, the Company took a one-time charge for the full value of the purchased research and development.

     Interest Income. Interest income was $467,000 in 1996, compared to $45,000 for 1995. This increase is attributable to the interest earned on the net proceeds from the issuance of Series A Convertible Preferred Stock in January 1996.

     Provision for Income Taxes. The provision for income taxes increased to $2.7 million, which represented an effective tax rate of 46.3% for 1996 (excluding the nondeductible acquisition related expenses of $4.6 million), compared to $1.8 million, which represented an effective rate of 43.0% for 1995. The increased effective tax rate, as adjusted for 1996, was due primarily to the benefit in 1995 of the Company's net operating loss carryforwards and the tax benefit of research tax credits.

     Minority Interest Share of Loss. The minority interest share of loss of $95,000 for 1996 represented the Company's joint venture partners' share of the loss from the Company's Asian operations.

     Net Income (Loss). Net loss for 1996 was $1.4 million, compared to the income of $2.4 million for 1995. Excluding acquisition related expenses, net income for 1996 would have been $3.2 million, or 8.6% of net sales for 1996, compared to 9.2% of net sales for 1995.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table presents unaudited consolidated financial results for each of the eight quarters in the period ended December 31, 1997. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                    QUARTERS ENDED
                                   --------------------------------------------------------------------------------
                                                     1997                                      1996
                                   -----------------------------------------   ------------------------------------
                                   DEC 31    SEP 30(1)   JUN 30    MAR 31(2)   DEC 31(3)   SEP 30   JUN 30   MAR 31
                                   -------   ---------   -------   ---------   ---------   ------   ------   ------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales........................  $22,641    $19,886    $18,684    $15,899     $9,149     $8,799   $9,660   $9,700
Gross profit.....................    9,266      8,187      7,675      6,505      4,091     3,861    4,485     4,528
Operating income.................    2,927      3,027      2,556      1,879      1,058       920    1,542     1,817
Net income.......................    2,240      1,794      1,589      1,069        692       663      861     1,007
Diluted net income per
  share(4).......................  $  0.27    $  0.27    $  0.24    $  0.17     $ 0.13     $0.11    $0.15    $ 0.18
AS A PERCENTAGE OF NET SALES:
Net sales........................    100.0%     100.0%     100.0%     100.0%     100.0%    100.0%   100.0%    100.0%
Gross profit.....................     41.0       41.2       41.1       40.9       44.7      43.9     46.4      46.7
Operating income.................     13.0       15.2       13.7       11.8       11.6      10.5     16.0      18.7
Net income.......................      9.9%       9.0%       8.5%       6.7%       7.6%      7.5%     8.9%     10.4%

---------------
(1) Does not include a one-time recovery of purchased research and development costs of $1.2 million, or $0.17 per share, related to the re-negotiation of the SVTR purchase price.

(2) Does not include a one-time write-off of purchased research and development costs of $5.7 million for the three months ended March 31, 1997, or $0.90 per share, related to the acquisition of SVTR nor the cost to move SVTR's manufacturing operations from California to Arizona for $500,000 or $0.05 per share, net of taxes, for a total of $0.95 per share.

(3) Does not include a one-time write-off of purchased research and development costs of $4.6 million for the three months ended December 31, 1996, or $0.86 per share, related to the acquisition of CompuRoute.

(4) Net income per share calculations have been restated to reflect the adoption of Statement of Financial Accounting Standard No. 128, Earnings Per Share.

     Quarterly results can be affected by a number of factors, including the cyclical nature of the semiconductor industry, market acceptance of the Company's products, product mix, customer order patterns, competition, the availability and cost of raw materials and production capacity, and the Company's ability to respond to technological advances.

LIQUIDITY AND CAPITAL RESOURCES

     Cerprobe has financed its operations and capital requirements primarily through cash flow from operations, equipment lease financing arrangements and sales of equity securities. In January 1996, Cerprobe completed a private placement of Series A Convertible Preferred Stock, which raised net proceeds of $9.4 million. The net proceeds have been used in domestic and international expansion and acquisition of companies and/or technologies. In September 1997 the Company completed a secondary offering which raised net proceeds of approximately $31.1 million. In October 1997, the managing underwriters of the secondary offering exercised their over-allotment option, which raised an additional $6.0 million. A portion of the proceeds has been used to repay existing Company debt. The remainder, approximately $29.0 million, will be used for general corporate purposes, including working capital, and for possible future acquisitions. At December 31, 1997, cash and cash equivalents were $30.3 million compared to $5.6 million at December 31, 1996.

     Cerprobe generated $5.9 million in cash flow from operating activities for the year ended December 31, 1997. Accounts receivable increased by $4.8 million, or 87.3%, to $10.3 million at December 31, 1997. Of this increase, $824,000 resulted from the acquisition of SVTR with the balance a result of increased sales.

Inventories increased $4.6 million, or 117.9%, over December 31, 1996, to $8.5 million at December 31, 1997. The increase resulted primarily from the acquisition of SVTR. Accounts payable and accrued expenses increased $3.3 million, or 76.7%, to $7.6 million at December 31, 1997. The increase resulted from the acquisition of SVTR and Cerprobe's continued expansion activities.

     Cerprobe borrowed approximately $2.0 million from its revolving line of credit during the second quarter to payoff notes payable and capital lease obligations of CompuRoute and SVTR whose obligation interest rates were higher than Cerprobe's borrowing rate. The $2.0 million borrowed from the revolving line has been paid off with proceeds from the secondary offering.

     Working capital increased $33.5 million, or 324.9%, to $42.5 million at December 31, 1997, primarily as a result of the secondary offering. The current ratio increased from 2.6 at December 31, 1996, to 6.1 at December 31, 1997. This increase was due to the net proceeds from the Secondary Offering.

     Cerprobe increased its investment in property, plant, and equipment during the year ended December 31, 1997, by $3.7 million, or 32.5%, to $15.1 million. This increase was attributable to the acquisition of SVTR and the Company's efforts to expand capacity to meet customer demand for its products. These capital expenditures were funded primarily from cash flow from operations.

     In February 1997, Cerprobe entered into a $10.0 million unsecured revolving line of credit, which matures August 15, 1998, with its primary lender. Advances under the revolving line may be made as prime rate advances, which accrue interest payable monthly, at the bank's prime lending rate, or as LIBOR rate advances, which bear interest at 175 basis points in excess of the LIBOR base rate. At December 31, 1997, there were no amounts outstanding under the unsecured revolving line of credit.

     In May 1997, Cerprobe entered into a $3.0 million capital lease line of credit, which matured February 28, 1998. The advances were collateralized by the underlying leased manufacturing equipment, furniture, fixtures, software, and/or hardware and the term of each lease is 60 months. At December 31, 1997, advances totaling $357,000 had been made under the agreement. In February 1998, the Company entered into a new lease line of credit agreement that replaced the previous line. The $5.0 million lease line of credit, which matures February 28, 1999, has a maximum lease term for each lease of 60 months. Pricing will be indexed to like term treasuries plus 150 basis points. The advances will be collateralized by the underlying leased manufacturing equipment, furniture, fixtures, software, and/or hardware.

     Cerprobe believes that its working capital, together with the loan and lease commitments described above and anticipated cash flow from operations, will provide adequate sources to fund operations for at least the next 12 months. Cerprobe anticipates that any additional cash requirements for operations or capital expenditures will be financed through cash flow from operations, by borrowing from Cerprobe's primary lender, by lease financing arrangements, or by sales of equity securities. There can be no assurance that any such financing will be available on acceptable terms and that any additional equity financing, if available, would not result in additional dilution to existing investors.

YEAR 2000 COSTS

     The Company is currently implementing new worldwide computerized manufacturing and information systems, which implementation is expected to be completed by 1999. Such systems will have the ability to process transactions with dates for the year 2000 and beyond at no incremental cost and, accordingly, "Year 2000" issues are not expected to have any material impact upon the Company's future financial condition or results of operations.

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

     Changes in Cerprobe's supplier prices did not have a significant impact on cost of sales during 1997 or 1996.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

     The Independent Auditors' Report and Consolidated Financial Statements of the Company are set forth on pages F-1 to F24 of this report and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to directors of the Company and disclosure relating to compliance with 16(a) of the Securities Act of 1934 is included under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Securities Act of 1934" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this Item relating to the Company's executive officers is included under the caption "Executive Officers" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included under the caption "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the caption "Security Ownership of Principal Stockholders and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS

     The following Financial Statements of the Company are filed with this report:

                        DESCRIPTION                           PAGE
                        -----------                           ----
Independent Auditors' Report................................  F-1
Consolidated Balance Sheets, December 31, 1997 and 1996.....  F-2
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................  F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996 and 1995..............  F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................  F-5
Notes to Consolidated Financial Statements..................  F-7

     2. EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2(a)     Agreement of Merger and Plan of Reorganization dated
          February 21, 1995, as amended by that certain Amendment of
          Agreement of Merger and Plan of Reorganization dated March
          31, 1995, by and among Fresh Test Acquisition, Inc., the
          Company, Fresh Technology Corporation, and William A. Fresh,
          Robert K. Bench, Harold D. Higgins, WAF Investment Company
          and Orem Tek Development Corp. filed as Exhibit 2 to the
          Company's Current Report on Form 8-K filed with the
          Commission on or about April 4, 1995 and incorporated herein by reference.
 3(a)     First Restated Certificate of Incorporation of the Company
          dated August 20, 1996.
 3(b)     Bylaws of the Company dated March 14, 1987, filed as Exhibit
          4(b) to the Company's Form 10-Q for the period ended June
          30, 1987 and incorporated herein by reference.
 4(a)     Specimen Stock Certificate filed as Exhibit 4(c) to the
          Company's Form S-18 Registration Statement (No. 2-85679) and
          incorporated herein by reference.
 4(b)     Specimen Convertible Subordinated Debenture filed as Exhibit
          4(b) to the Company's Form 10-K for the year ended December
          31, 1990 and incorporated herein by reference.
 4(c)     Specimen Series A Preferred Stock Certificate filed as
          Exhibit 4(c) to the Company's Form 10-KSB for the year ended
          December 31, 1995 and incorporated herein by reference.
 4(d)     Certificate of Designations of Series A Preferred Stock
          dated January 11, 1996, as filed with the Secretary of State of Delaware filed as Exhibit 4(d) to the Company's Form
          10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
10(a)     Non-Qualified Stock Option Plan adopted by the Company's
          Board of Directors on June 25, 1983, as amended, and Form of
          Qualified Stock Option Agreement filed as Exhibits 4(a) and
          4(c) to the Company's Form S-8 Registration Statement (No.
          33-65200) and incorporated herein by reference.
10(b)     Incentive Stock Option Plan adopted by the Company's Board of Directors on April 3, 1989, filed as Exhibit 10(k) to the
          Company's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference and Form of Incentive Stock
          Option Agreement filed as Exhibit 4(d) to the Company's Form
          S-8 Registration Statement (No. 33-65200) and incorporated herein by reference.
10(c)     Lease Agreement between the Company and Jerome A. Reynolds dated July 4, 1991 filed as Exhibit 10(b) to the Company's
          Form 10-K for the year ended December 31, 1991 and
          incorporated herein by reference.
10(d)     Lease Agreement between the Company and Kou-ping Cheng dated
          June 11, 1993 filed as Exhibit 10(u) to the Company's Form
          10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10(e)     Lease Agreement between the Company and NPF Management, Inc.
          dated March 15, 1993 filed as Exhibit 10(p) to the Company's
          Form 10-K for the year ended December 31, 1992 and
          incorporated herein by reference.
10(f)     Lease Modification between the Company and PDJ Corporation dated February 10, 1994 to Lease Agreement between the
          Company and NPF Management, Inc. dated March 15, 1993 filed as Exhibit 10(v) to the Company's Form 10-KSB for the year ended December 31, 1993 and incorporated herein by
          reference.
10(g)     Lease Agreement between the Company and John J. Hollowell
          dated October 30, 1990 filed as Exhibit 10(m) to the
          Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
10(h)     Office Lease Agreement between the Company and Robert B.
          Hopgood, Jr. dated November 13, 1990 filed as Exhibit 10(n)
          to the Company's Form 10-K for the year ended December 31,
          1990 and incorporated herein by reference.
10(i)     Addendum dated March 1, 1992 between the Company and Robert
          B. Hopgood, Jr. to Office Lease Agreement between the
          Company and Robert B. Hopgood, Jr. dated November 13, 1990 filed as Exhibit 10(j) to the Company's Form 10-K for the
          year ended December 31, 1991 and incorporated herein by
          reference.
10(j)     Second Addendum dated January 1, 1994 between the Company
          and Robert B. Hopgood, Jr. to Office Lease Agreement between the Company and Robert B. Hopgood, Jr. dated November 13,
          1990 filed as Exhibit 10(j) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
10(k)     Lease Agreement between the Company and Renner Plaza
          Properties dated September 8, 1993 filed as Exhibit 10(w) to the Company's Form 10-KSB for the year ended December 31,
          1993 and incorporated herein by reference.
10(l)     Lease Agreement between the Company and Aetna Life Insurance
          Company dated December 30, 1994 filed as Exhibit 10(l) to
          the Company's Form 10-KSB for the year ended December 31,
          1994 and incorporated herein by reference.
10(m)     Lease between Scottish Enterprise and Cerprobe Europe
          Limited dated November 4, 1994 filed as Exhibit 10(m) to the
          Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.
10(n)     Rental Agreement between the Company and Gentra Capital
          Corporation dated as of July 6, 1994 filed as Exhibit 10(n)
          to the Company's Form 10-KSB for the year ended December 31,
          1994 and incorporated herein by reference.
10(o)     Agreement dated May 2, 1991 between the Company and John W.
          Tarzwell and Margaret L. Tarzwell filed as Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
10(p)     Amendment No. 1 dated March 8, 1993 to Agreement dated May
          2, 1991 between the Company and John W. Tarzwell and
          Margaret L. Tarzwell filed as Exhibit 10(s) to the Company's
          Form 10-KSB for the year ended December 31, 1993 and
          incorporated herein by reference.
10(q)     Asset Purchase Agreement dated July 10, 1991 between the
          Company and Alpha Test Corporation filed as Exhibit 10(c) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
10(r)     Employment Contract dated July 16, 1990 between the Company and Carl Zane Close filed as Exhibit 10(p) to the Company's
          Form 10-K for the year ended December 31, 1990 and
          incorporated herein by reference.
10(s)     Employment Contract dated July 17, 1990 between the Company and Michael K. Bonham filed as Exhibit 10(q) to the
          Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
10(t)     Employment Contract dated July 16, 1990 between the Company and Eswar Subramanian filed as Exhibit 10(r) to the
          Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
10(u)     Employment Contract dated July 16, 1990 between the Company and Henry Wong filed as Exhibit 10(s) to the Company's Form
          10-K for the year ended December 31, 1990 and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10(v)     Manufacturing Licensing Agreement between the Company and
          Intertrade Scientific, Inc. dated August 30, 1993 filed as
          Exhibit 10(x) to the Company's Form 10-KSB for the year
          ended December 31, 1993 and incorporated herein by
          reference.
10(w)     Manufacturing Licensing Agreement between the Company and
          ESJ Corporation dated January 21, 1994 filed as Exhibit
          10(y) to the Company's Form 10-KSB for the year ended
          December 31, 1993 and incorporated herein by reference.
10(x)     Loan Agreement between the Company and First Interstate Bank of Arizona, N.A. dated June 6, 1994 and related Promissory
          Note filed as Exhibit 10(x) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.
10(y)     Master Lease Agreement between the Company and First
          Interstate Bank of Arizona, N.A. dated as of June 6, 1994
          filed as Exhibit 10(y) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by
          reference.
10(z)     Master Lease Agreement between the Company and PFC, Inc.
          dated August 9, 1994 filed as Exhibit 10(z) to the Company's
          Form 10-KSB for the year ended December 31, 1994 and
          incorporated herein by reference.
10(aa)    Commitment of Norwest Equipment Finance, Inc. to the Company
          dated December 14, 1994 filed as Exhibit 10(aa) to the
          Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.
10(bb)    Agreement between Cerprobe Europe, Limited and Lanarkshire
          Development Agency dated August 15, 1994, as amended, filed as Exhibit 10(bb) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by
          reference.
10(cc)    Lease Agreement between the Company and Realtec Properties
          I, L.P. dated July 17, 1995 filed as Exhibit 1 to the
          Company's Form 10-QSB for the quarter ended June 30, 1995
          and incorporated herein by reference.
10(dd)    Lease Agreement between the Company and East Point Realty
          Trust dated June 30, 1995 filed as Exhibit 2 to the
          Company's Form 10-QSB for the quarter ended June 30, 1995
          and incorporated herein by reference.
10(ee)    Amendment to Loan Agreement between the Company and First
          Interstate Bank of Arizona, N.A. dated April 30, 1995 and
          related Promissory Note filed as Exhibit 3 to the Company's
          Form 10-QSB for the quarter ended June 30, 1995 and
          incorporated herein by reference.
10(ff)    Amendment to Master Lease Agreement between the Company and
          First Interstate Bank of Arizona, N.A. dated April 30, 1995 filed as Exhibit 4 to the Company's Form 10-QSB for the
          quarter ended June 30, 1995 and incorporated herein by
          reference.
10(gg)    Letter of Intent between the Company and Technology Parks
          PTE LTD dated June 23, 1995 filed as Exhibit 5 to the
          Company's Form 10-QSB for the quarter ended June 30, 1995
          and incorporated herein by reference.
10(hh)    Employment Agreement between the Company and Robert K. Bench dated March 31, 1995 filed as Exhibit 10(hh) to the
          Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
10(ii)    Security Agreement between the Company and Zions Credit
          Corporation dated December 27, 1995 filed as Exhibit 10(ii)
          to the Company's Form 10-KSB for the year ended December 31,
          1995 and incorporated herein by reference.
10(jj)    Assignment of Lease between Fresh Test Technology, Inc. and the Company dated August 31, 1995 filed as Exhibit 10(jj) to the Company's Form 10-KSB for the year ended December 31,
          1995 and incorporated herein by reference.
10(kk)    Lease Agreement between Fresh Test Technology, Inc. and
          Mission West Properties dated September 21, 1993 filed as
          Exhibit 10(kk) to the Company's Form 10-KSB for the year
          ended December 31, 1995 and incorporated herein by
          reference.
10(ll)    The Company's 1995 Stock Option Plan filed as Exhibit 10(ll)
          to the Company's Form 10-KSB for the year ended December 31,
          1995 and incorporated herein by reference.
10(mm)    Capital Lease Agreement between the Company and Wells Fargo
          Leasing Corporation dated October 10, 1996 filed as an
          Exhibit to the Company's Form 10-QSB for the quarter ended
          September 30, 1996 and incorporated herein by reference.
10(nn)    Capital Lease Agreement between the Company and Wells Fargo
          Leasing Corporation dated September 9, 1996 filed as an
          Exhibit to the Company's Form 10-QSB for the quarter ended
          September 30, 1996 and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10(oo)    Memorandum of Lease with respect to the Lease Agreement
          between the Company and CRPB Investors, L.L.C. dated August
          21, 1996, and the Addendum to the Lease Agreement filed as an Exhibit to the Company's Form 10-QSB for the quarter
          ended September 30, 1996 and incorporated herein by
          reference.
10(pp)    Employment Agreement between the Company and Randal L.
          Buness dated June 26, 1996 filed as an Exhibit to the
          Company's Form 10-QSB for the quarter ended September 30,
          1996 and incorporated herein by reference.
10(qq)    Operating Agreement between the Company and CRPB Investors,
          L.L.C. dated September 18, 1996 filed as an Exhibit to the
          Company's Form 10-QSB for the quarter ended September 30,
          1996 and incorporated herein by reference.
10(rr)    Agreement of Merger and Plan of Reorganization, dated as of
          October 25, 1996, by and among the Company, C-Route
          Acquisition, Inc., CROUTE, Inc., COMPUROUTE, INCORPORATED,
          and Souad Shrime filed as Exhibit 10(rr) to the Company's
          Registration Statement on Form S-4 (No. 333-15785) and
          incorporated herein by reference.
10(ss)    Agreement and Plan of Merger, dated as of October 25, 1996, by and between COMPUROUTE, INCORPORATED, and CROUTE, Inc.
          filed as Exhibit 10(ss) to the Company's Registration
          Statement on Form S-4 (No. 333-15785) and incorporated
          herein by reference.
10(tt)    Purchase and Sale Agreement dated as of October 25, 1996, by and between Souad Shrime and the Company filed as Exhibit
          10(tt) to the Company's Registration Statement on Form S-4
          (No. 333-15785) and incorporated herein by reference.
10(uu)    Indemnification Agreement by Souad Shrime in favor of and
          for the benefit of the Company and C-Route Acquisition, Inc.
          filed as Exhibit 10(uu) to the Company's Registration
          Statement on Form S-4 (No. 333-15785) and incorporated
          herein by reference.
10(vv)    Agreement of Merger and Plan of Reorganization dated January
          15, 1997, by and among the Company, EMI Acquisition, Inc.,
          Silicon Valley Test & Repair, Inc., and William and Carol
          Mayer filed as Exhibit 1 to the Company's Current Report on
          Form 8-K filed with the Commission on or about January 30,
          1997 and incorporated herein by reference.
10(ww)    Registration Rights Agreement dated January 15, 1997, by and between the Company and William and Carol Mayer filed as
          Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on or about January 30, 1997 and
          incorporated herein by reference.
10(xx)    Employment Agreement dated January 15, 1997, by and between the Company and William and Carol Mayer filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the
          Commission on or about January 30, 1997 and incorporated
          herein by reference.
10(yy)    Credit Agreement between the Company and Wells Fargo Bank,
          National Association dated February 28, 1997 filed as
          Exhibit 10(yy) to the Company's Form 10-K for the year ended
          December 31, 1996 and incorporated herein by reference.
10(zz)    Revolving Line of Credit Note between the Company and Wells
          Fargo Bank, National Associated dated February 28, 1997
          filed as Exhibit 10(zz) to the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by
          reference.
10(aaa)   Lease agreement between CompuRoute and Bank One Leasing
          dated November 17, 1997, filed as exhibit 10(aaa) to the
          Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
10(bbb)   Master Lease Agreement between Company and Bank One Leasing
          Corporation, dated February 16, 1998, filed as exhibit
          10(bbb) to the Company's Form 10-K for the year ended
          December 31, 1997 and incorporated herein by reference.
11        Schedule of Computation of Net Income (Loss) per Share.
21        List of Subsidiaries.
23        Independent Auditors' Consent.
27.1      Financial Data Schedule for twelve months ended December 31,
          1997.
27.2      Restated Financial Data Schedule for twelve months ended
          December 31, 1996.
27.3      Restated Financial Data Schedule for twelve months ended
          December 31, 1995.

(B) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CERPROBE CORPORATION

                                                   /s/ C. ZANE CLOSE

                                          --------------------------------------
                                          C. Zane Close
                                          President, Chief Executive
                                          Officer, and Director

                                          Dated: March 30, 1998

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

              /s/ ROSS J. MANGANO                 Chairman of the Board of Directors    March 30, 1998
------------------------------------------------    and Director
                Ross J. Mangano

               /s/ C. ZANE CLOSE                  President, Chief Executive Officer,   March 30, 1998
------------------------------------------------    and Director (Principal Executive
                 C. Zane Close                      Officer)

              /s/ RANDAL L. BUNESS                Vice President, Chief Financial       March 30, 1998
------------------------------------------------    Officer, Secretary, and Treasurer
                Randal L. Buness                    (Principal Financial and
                                                    Accounting Officer)

              /s/ WILLIAM A. FRESH                Director                              March 30, 1998
------------------------------------------------
                William A. Fresh

             /s/ KENNETH W. MILLER                Director                              March 30, 1998
------------------------------------------------
               Kenneth W. Miller

              /s/ DONALD F. WALTER                Director                              March 30, 1998
------------------------------------------------
                Donald F. Walter

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cerprobe Corporation:

     We have audited the accompanying consolidated balance sheets of Cerprobe Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerprobe Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Phoenix, Arizona
February 6, 1998

                     CERPROBE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
ASSETS

Current assets:
  Cash and cash equivalents.................................  $30,347,173    $ 5,564,557
  Accounts receivable, net of allowance of $292,000 in 1997
     and $223,000 in 1996...................................   10,341,428      5,564,203
  Inventories, net..........................................    8,483,141      3,862,753
  Note receivable...........................................           --        250,000
  Accrued interest receivable...............................      202,939          6,221
  Prepaid expenses..........................................      388,692        370,782
  Income taxes receivable...................................      624,574        214,097
  Deferred tax asset........................................      518,778        303,265
                                                              -----------    -----------
          Total current assets..............................   50,906,725     16,135,878
Property, plant and equipment, net..........................   15,141,902     11,446,291
Intangibles, net............................................    2,396,301      2,602,812
Other assets................................................    1,009,916      1,326,592
                                                              -----------    -----------
          Total assets......................................  $69,454,844    $31,511,573
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 4,346,039    $ 2,739,064
  Accrued expenses..........................................    3,286,304      1,600,120
  Demand note payable.......................................           --      1,030,000
  Current portion of notes payable..........................      139,661        128,180
  Current portion of capital leases.........................      629,798        634,755
                                                              -----------    -----------
          Total current liabilities.........................    8,401,802      6,132,119
Notes payable, less current portion.........................      148,985        278,645
Capital leases, less current portion........................    1,165,722      1,462,799
Deferred tax liability......................................      377,701        100,789
Other liabilities...........................................       16,700        394,011
                                                              -----------    -----------
          Total liabilities.................................   10,110,910      8,368,363
                                                              -----------    -----------
Minority interest...........................................      132,437         12,851
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.05 par value; authorized 10,000,000
     shares; issued and outstanding 330 shares of Series A
     Convertible Preferred Stock, liquidation preference of
     $3,354,120 in 1996.....................................           --             16
  Common stock, $.05 par value; authorized, 10,000,000
     shares; issued and outstanding 8,097,979 shares in 1997
     and 6,027,714 shares in 1996...........................      404,899        301,386
  Additional paid-in capital................................   55,136,307     20,652,290
  Retained earnings.........................................    4,001,642      2,105,674
  Foreign currency translation adjustment...................     (331,351)        70,993
                                                              -----------    -----------
          Total stockholders' equity........................   59,211,497     23,130,359
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $69,454,844    $31,511,573
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Net sales...........................................  $77,110,204    $37,308,199    $26,098,637
Costs of goods sold.................................   45,477,486     20,343,516     13,706,435
                                                      -----------    -----------    -----------
          Gross margin..............................   31,632,718     16,964,683     12,392,202
                                                      -----------    -----------    -----------
Expenses:
  Selling, general and administrative...............   19,640,112     10,725,075      7,502,598
  Engineering and product development...............    1,603,853        902,909        706,680
  Acquisition related expenses......................    4,996,467      4,584,000             --
                                                      -----------    -----------    -----------
          Total expenses............................   26,240,432     16,211,984      8,209,278
                                                      -----------    -----------    -----------
Operating income....................................    5,392,286        752,699      4,182,924
                                                      -----------    -----------    -----------
Other income (expense):
  Interest income...................................      353,367        467,043         44,697
  Interest expense..................................     (486,069)      (221,248)      (153,758)
  Other income, net.................................      318,416        246,862        140,111
                                                      -----------    -----------    -----------
          Total other income........................      185,714        492,657         31,050
                                                      -----------    -----------    -----------
Income before income taxes and minority interest....    5,578,000      1,245,356      4,213,974
Minority interest share of loss.....................       29,715         94,854             --
                                                      -----------    -----------    -----------
Income before income taxes..........................    5,607,715      1,340,210      4,213,974
Provision for income taxes..........................   (3,711,747)    (2,701,000)    (1,811,727)
                                                      -----------    -----------    -----------
Net income (loss)...................................  $ 1,895,968    $(1,360,790)   $ 2,402,247
                                                      ===========    ===========    ===========
Net income (loss) per share:
  Basic.............................................  $      0.28    $     (0.30)   $      0.62
                                                      ===========    ===========    ===========
  Weighted average number of common shares
     outstanding....................................    6,690,265      4,579,598      3,874,459
                                                      ===========    ===========    ===========
  Diluted...........................................  $      0.27    $     (0.30)   $      0.53
                                                      ===========    ===========    ===========
  Weighted average number of common and common
     equivalent shares outstanding..................    6,982,368      4,579,598      4,666,232
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                  NUMBER OF     NUMBER OF
                                   COMMON       PREFERRED
                                   SHARES        SHARES                             ADDITIONAL
                                 ISSUED AND    ISSUED AND     COMMON    PREFERRED     PAID-IN      RETAINED       UNEARNED
                                 OUTSTANDING   OUTSTANDING    STOCK       STOCK       CAPITAL      EARNINGS     COMPENSATION
                                 -----------   -----------   --------   ---------   -----------   -----------   ------------
Balance, January 1, 1995.......   3,223,351          --      $161,167     $ --      $ 3,685,432   $ 1,064,217    $      --
  Issuance of stock options at
    less than fair market
    value......................          --          --            --       --          387,000            --     (387,000)
  Compensation expense related
    to stock options...........          --          --            --       --               --            --      145,128
  Stock options exercised......     160,000          --         8,000       --          199,464            --           --
  Tax benefit from exercise of
    nonqualified stock
    options....................          --          --            --       --          340,170            --           --
  Issuance of common stock for
    acquisition................     712,500          --        35,625       --        2,627,344            --           --
  Translation adjustment.......          --          --            --       --               --            --           --
  Net income...................          --          --            --       --               --     2,402,247           --
                                  ---------       -----      --------     ----      -----------   -----------    ---------
Balance, December 31, 1995.....   4,095,851          --      $204,792     $ --      $ 7,239,410   $ 3,466,464    $(241,872)
  Issuance of preferred
    stock......................          --       1,000            --       50        9,399,950            --           --
  Conversion of subordinated
    debentures.................     595,000          --        29,750       --          565,250            --           --
  Compensation expense related
    to stock options...........          --          --            --       --         (192,489)           --      241,872
  Stock options exercised......     164,702          --         8,235       --          556,744            --           --
  Tax benefit from exercise of
    nonqualified stock
    options....................          --          --            --       --          542,000            --           --
  Conversion of preferred stock
    for common stock...........     772,161        (670)       38,609      (34)         (38,575)           --           --
  Issuance of common stock for
    acquisition................     400,000          --        20,000       --        2,580,000            --           --
  Translation adjustment.......          --          --            --       --               --            --           --
  Net loss.....................          --          --            --       --               --    (1,360,790)          --
                                  ---------       -----      --------     ----      -----------   -----------    ---------
Balance, December 31, 1996.....   6,027,714         330      $301,386     $ 16      $20,652,290   $ 2,105,674    $      --
  Stock options exercised......      95,265          --         4,763       --          811,702            --           --
  Issuance of common stock for
    acquisition................     175,000          --         8,750       --        1,662,062            --           --
  Issuance of common stock in
    secondary offering, net of
    issuance cost of
    $226,764...................   1,800,000          --        90,000       --       37,015,237            --           --
  Preferred stock redemption...          --        (330)           --      (16)      (5,249,984)           --           --
  Tax benefit from exercise of
    nonqualified stock
    options....................          --          --            --       --          245,000            --           --
  Translation adjustment.......          --          --            --       --               --            --           --
  Net income...................          --          --            --       --               --     1,895,968           --
                                  ---------       -----      --------     ----      -----------   -----------    ---------
Balance, December 31, 1997.....   8,097,979          --      $404,899     $ --      $55,136,307   $ 4,001,642    $      --
                                  =========       =====      ========     ====      ===========   ===========    =========


                                   FOREIGN
                                  CURRENCY         TOTAL
                                 TRANSLATION   STOCKHOLDERS'
                                 ADJUSTMENT       EQUITY
                                 -----------   -------------
Balance, January 1, 1995.......   $  12,138     $ 4,922,954
  Issuance of stock options at
    less than fair market
    value......................          --              --
  Compensation expense related
    to stock options...........          --         145,128
  Stock options exercised......          --         207,464
  Tax benefit from exercise of
    nonqualified stock
    options....................          --         340,170
  Issuance of common stock for
    acquisition................          --       2,662,969
  Translation adjustment.......     (24,692)        (24,692)
  Net income...................          --       2,402,247
                                  ---------     -----------
Balance, December 31, 1995.....   $ (12,554)    $$10,656,240
  Issuance of preferred
    stock......................          --       9,400,000
  Conversion of subordinated
    debentures.................          --         595,000
  Compensation expense related
    to stock options...........          --          49,383
  Stock options exercised......          --         564,979
  Tax benefit from exercise of
    nonqualified stock
    options....................          --         542,000
  Conversion of preferred stock
    for common stock...........          --              --
  Issuance of common stock for
    acquisition................          --       2,600,000
  Translation adjustment.......      83,547          83,547
  Net loss.....................          --      (1,360,790)
                                  ---------     -----------
Balance, December 31, 1996.....   $  70,993     $$23,130,359
  Stock options exercised......          --         816,465
  Issuance of common stock for
    acquisition................          --       1,670,812
  Issuance of common stock in
    secondary offering, net of
    issuance cost of
    $226,764...................          --      37,105,237
  Preferred stock redemption...          --      (5,250,000)
  Tax benefit from exercise of
    nonqualified stock
    options....................          --         245,000
  Translation adjustment.......    (402,344)       (402,344)
  Net income...................          --       1,895,968
                                  ---------     -----------
Balance, December 31, 1997.....   $(331,351)    $59,211,497
                                  =========     ===========

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1997           1996          1995
                                                              -----------   ------------   -----------
Cash flows from operating activities:
  Net income (loss).........................................  $ 1,895,968   $ (1,360,790)  $ 2,402,247
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    3,684,591      1,930,341     1,125,584
    Purchased research and development......................    4,496,467      4,584,000            --
    Tax benefit from exercise of nonqualified stock
       options..............................................      245,000        542,000       340,170
    Gain on sale of equipment...............................       12,583             --         4,787
    Deferred income taxes...................................       56,477          2,000      (110,502)
    Provision for losses on accounts receivable.............      112,000         12,000        12,000
    Provision for obsolete inventory........................      629,000         75,000        80,000
    Compensation expense....................................      (33,536)        49,383       145,128
    Loss applicable to minority interest in consolidated
       subsidiaries.........................................      (29,715)       (94,854)           --
    Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable..................................   (4,065,025)      (194,293)   (1,444,689)
       Inventories..........................................   (1,384,298)      (812,904)   (1,038,216)
       Prepaid expenses and other assets....................      297,788       (562,590)     (389,988)
       Income taxes receivable..............................     (410,477)       (50,633)     (163,464)
       Accounts payable and accrued expenses................      921,054      1,229,408     1,101,238
       Accrued income taxes.................................           --             --      (376,442)
       Other liabilities....................................           --        311,947       (42,289)
                                                              -----------   ------------   -----------
         Net cash provided by operating activities:.........    5,921,535      5,660,015     1,645,564
                                                              -----------   ------------   -----------
Cash flows from investing activities:
  Purchase of property, plant and equipment.................   (6,386,534)    (4,922,960)   (1,960,775)
  Investment in CRPB Investors, L.L.C.......................      107,292       (659,233)           --
  Purchase of SVTR, Inc. net of cash acquired...............   (2,590,697)            --            --
  Purchase of Fresh Test Technology Corp., net of cash
    acquired................................................           --             --       (81,698)
  Purchase of CompuRoute, Inc., net of cash acquired........      (80,102)    (4,327,162)           --
  Proceeds from sale of equipment...........................       74,684             --        42,062
  (Issuance) payment of notes receivable....................      250,000       (250,000)           --
                                                              -----------   ------------   -----------
         Net cash used in investing activities..............   (8,625,357)   (10,159,355)   (2,000,411)
                                                              -----------   ------------   -----------
Cash flows from financing activities:
  Principal payments on notes payable and capital leases....   (4,882,920)      (356,015)     (302,563)
  Net proceeds from issuance of preferred stock.............           --      9,400,000            --
  Redemption of preferred stock.............................   (5,250,000)            --            --
  Net proceeds from issuance of common stock................   37,105,237             --            --
  Net proceeds from exercise of stock options...............      816,465        564,979       207,464
  Capital contribution by minority interest partners........      100,000        107,705            --
                                                              -----------   ------------   -----------
         Net cash provided by (used in) financing
           activities.......................................   27,888,782      9,716,669       (95,099)
                                                              -----------   ------------   -----------
Effect of exchange rates on cash and cash equivalents.......     (402,344)        83,547       (24,692)
                                                              -----------   ------------   -----------
Net increase (decrease) in cash and cash equivalents........   24,782,616      5,300,876      (474,638)
Cash and cash equivalents, beginning of year................    5,564,557        263,681       738,319
                                                              -----------   ------------   -----------
Cash and cash equivalents, end of year......................  $30,347,173   $  5,564,557   $   263,681
                                                              ===========   ============   ===========

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Supplemental schedule of non-cash financing
  activities:
  Conversion of subordinated debentures.............  $        --    $   595,000    $        --
                                                      ===========    ===========    ===========
  Equipment acquired under capital leases and
     issuance of note payable.......................  $   357,010    $ 1,553,968    $ 1,056,817
                                                      ===========    ===========    ===========
Supplemental disclosures of cash flow information:
  Interest paid.....................................  $   486,069    $   218,383    $   153,690
                                                      ===========    ===========    ===========
  Income taxes paid.................................  $ 3,937,456    $ 2,060,000    $ 1,679,876
                                                      ===========    ===========    ===========
Supplemental disclosures of non-cash investing
  activities:
  The Company made acquisitions for $4.5 million,
     $7.4 million and $3.1 million in the years
     ended December 31, 1997, 1996 and 1995,
     respectively. The purchase prices were
     allocated to the assets acquired and
     liabilities assumed based on their fair values
     as indicated in the notes to the consolidated
     financial statements. A summary of the
     acquisitions is as follows:
  Purchase price....................................  $ 4,546,825    $ 7,432,543    $ 3,065,834
  Less cash acquired................................     (285,316)      (505,381)      (321,167)
  Common stock issued...............................   (1,670,812)    (2,600,000)    (2,662,969)
                                                      -----------    -----------    -----------
     Cash invested..................................  $ 2,590,697    $ 4,327,162    $    81,698
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Cerprobe Corporation offers comprehensive solutions for semiconductor test integration and is a leading manufacturer of probe cards, automatic test equipment ("ATE") interface assemblies, and ATE test boards. The Company believes it is the only company that designs, manufactures, and assembles each of the electromechanical components that assure the integrity of the electrical test signal that passes from the ATE to the integrated circuits ("ICs") device under test. The Company also refurbishes, reconfigures, and services wafer probers. The Company's products and services enable semiconductor manufacturers to test ICs in wafer form and as packaged ICs. Testing ICs assures IC quality, reduces manufacturing costs, improves the accuracy of manufacturing yield data, and identifies repairable memory ICs. The Company markets its products and services worldwide to semiconductor manufacturers, both those who manufacture ICs for resale and those who manufacture ICs for inclusion in their own products.

     Unless the context indicates otherwise, all references to "Cerprobe" or the "Company" refer to Cerprobe Corporation and its subsidiaries.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Cerprobe and its subsidiaries: Cerprobe Europe Limited, Cerprobe Asia Holdings PTE LTD, CompuRoute, Inc., SVTR, Inc. and Cobra Venture Management, Inc.

     Cerprobe Asia Holdings PTE LTD together with Asian investors, formed Cerprobe Asia PTE LTD in 1995. Cerprobe Asia Holdings PTE LTD is a 70% owner of Cerprobe Asia PTE LTD. Cerprobe Asia PTE LTD created wholly-owned subsidiaries, Cerprobe Singapore PTE LTD and Cerprobe Taiwan Co. LTD, to operate full service sales and manufacturing plants. Cerprobe Singapore became operational in April of 1996 and Cerprobe Taiwan in January of 1997. All significant intercompany transactions have been eliminated in consolidation.

     The consolidated balance sheet as of December 31, 1996 includes the assets and liabilities of CompuRoute, Inc. ("CompuRoute") a wholly-owned subsidiary, acquired on December 27, 1996; the consolidated financial statements do not include the 1996 operations of CompuRoute, Inc. due to the date of acquisition.

     On January 15, 1997, the company acquired all of the outstanding stock of STVR, Inc., ("SVTR"), a company that refurbishes, reconfigures, and services wafer probing equipment. Accordingly, the consolidated financial statements as of and for the year ended December 31, 1997 include SVTR's activities since the date of acquisition.

     On March 17, 1997, the Company entered into a joint venture with Upsys Reseau Eurisys ("Upsys"), a French company owned by IBM and GAME, a French test and engineering company. The joint venture, called Upsys-Cerprobe, L.L.C., assembles and repairs the Cobra Probe in Arizona for distribution by Cerprobe throughout the United States and Asia. Cerprobe owns 55% of the joint venture and Upsys owns 45%.

     Accordingly, the consolidated financial statements as of and for the year ended December 31, 1997 include the activities of Upsys-Cerprobe since the formation of the venture. The Company manages the joint venture and established a wholly owned subsidiary called Cobra Venture Management, Inc. to function as manager of Upsys-Cerprobe, L.L.C.

                     CERPROBE CORPORATION AND SUBSIDIARIES

     On August 18, 1997, Cerprobe Asia Holdings PTE LTD sold 10% of its ownership in Cerprobe Asia PTE LTD to a Taiwanese investor. Accordingly, the consolidated financial statements as of and for the year ended December 31, 1997 reflect a 60% ownership in Cerprobe Asia PTE LTD since the transaction date.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and in banks and cash invested in short-term securities with maturities of three months or less.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and depreciated by the straight-line method over the following estimated useful lives:

Building....................................................       39 years
Manufacturing tools and equipment...........................      3-7 years
Office furniture and equipment..............................      3-7 years
Computer hardware and software..............................      3-5 years
Leasehold improvements......................................  Life of lease

INTANGIBLES

     Intangibles consists of goodwill, patents and technology.

     Goodwill represents the amount by which the cost of businesses purchased exceeds the fair value of the net assets acquired. Goodwill is amortized over a period of eight years using the straight-line method. Patents and technology are stated at fair market value at the date of acquisition and are amortized over a period of five years using the straight-line method. Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed in the year incurred. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of intangibles may warrant revision or that the remaining balances may not be recoverable. When factors indicate that the assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the assets in measuring whether the asset is recoverable.

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

                     CERPROBE CORPORATION AND SUBSIDIARIES

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's Europe and Asia subsidiaries are translated into US dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Assets and liabilities of the subsidiaries are translated into US dollars at current exchange rates. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly as a separate component of stockholders' equity. All transaction gains or losses are recorded in the statement of operations.

REVENUE RECOGNITION

     The Company records revenue when goods are shipped.

NET INCOME (LOSS) PER SHARE

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

STOCK BASED COMPENSATION

     Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(2)  INVENTORIES

     Inventories consist of the following:

                                                         1997          1996
                                                      ----------    ----------
Raw materials.......................................  $7,614,152    $3,328,422
Work-in-process.....................................   1,075,353       615,360
Finished goods......................................     127,636        47,971
Reserve for obsolete inventories....................    (334,000)     (129,000)
                                                      ----------    ----------
                                                      $8,483,141    $3,862,753
                                                      ==========    ==========

                     CERPROBE CORPORATION AND SUBSIDIARIES

(3)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                       1997           1996
                                                    -----------    -----------
Land..............................................  $   364,017    $   359,253
Building..........................................    1,973,704      1,947,877
Manufacturing tools and equipment.................   11,315,590      8,789,140
Office furniture and equipment....................    2,120,917      1,063,547
Leasehold improvements............................    1,856,107      1,112,576
Computer hardware and software....................    3,903,769      2,402,551
Construction in progress..........................      807,811        483,591
Accumulated depreciation and amortization.........   (7,200,013)    (4,712,244)
                                                    -----------    -----------
                                                    $15,141,902    $11,446,291
                                                    ===========    ===========

(4)  INTANGIBLES

     Intangibles consist of the following:

                                                         1997          1996
                                                      ----------    ----------
Goodwill............................................  $3,089,740    $3,009,638
Patents and technology..............................     207,794        90,839
Accumulated amortization............................    (901,233)     (497,665)
                                                      ----------    ----------
                                                      $2,396,301    $2,602,812
                                                      ==========    ==========

(5)  OTHER ASSETS

     Other assets consist of the following:

                                                         1997          1996
                                                      ----------    ----------
Investment in CRPB Investors, L.L.C.................  $  551,941    $  659,233
Deferred compensation...............................          --       343,755
Other assets and deposits...........................     457,975       323,604
                                                      ----------    ----------
                                                      $1,009,916    $1,326,592
                                                      ==========    ==========

     In September 1996, the Company acquired a 36% interest in CRPB Investors, L.L.C., for $659,233. CRPB Investors, L.L.C., an Arizona limited liability company, was formed for the purpose of owning and operating the 83,000 square foot facility which serves as Cerprobe's worldwide headquarters. The investment is accounted for by the equity method of accounting. In 1997, approximately $107,000 was received by Cerprobe as a distribution from CRPB Investors, L.L.C.

     In November 1997, the Company liquidated the deferred compensation plan.

                     CERPROBE CORPORATION AND SUBSIDIARIES

(6)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                         1997          1996
                                                      ----------    ----------
Accrued payroll and related taxes...................  $2,369,411    $1,070,777
Other accrued expenses..............................     916,893       529,343
                                                      ----------    ----------
                                                      $3,286,304    $1,600,120
                                                      ==========    ==========

(7)  DEMAND NOTE PAYABLE

     On December 27, 1996, the Company assumed a demand note with Security Bank of Garland, Texas for approximately $1,030,000 on the purchase of land and building occupied by CompuRoute, Inc., located in Dallas, Texas. Interest on the outstanding balance was 1.00% in excess of the prime rate. The note was paid in full in October 1997.

(8)  NOTES PAYABLE AND CAPITAL LEASES

     In February 1997, the Company entered into a $10,000,000 revolving line of credit agreement with Wells Fargo Bank for general corporate purposes and possible future acquisitions, which matures on August 15, 1998. Interest on the outstanding balance is at the prime rate or 30, 60, or 90 day LIBOR plus 1.75%. The non-use fee under the line of credit is 0.125% for the outstanding balances exceeding $3,000,000 and 0.25% for outstanding balances less than $3,000,000. The line of credit contains certain restrictive covenants which include, among other things, restrictions of the declaration or payment of dividends, the incurrance or assumption of other indebtedness, and the making of loans to or investments in others. The line also requires the Company to maintain a specified net worth, as defined, to maintain a required debt to equity ratio, and to maintain certain other financial ratios. The Company was in compliance with all covenants as of December 31, 1997. There were no amounts outstanding under this agreement as of December 31, 1997.

     In May 1997, the Company entered into a $3,000,000 lease line of credit agreement, which matures February 28, 1998, with Banc One Leasing Corporation. The maximum term for each lease schedule may not exceed 60 months. Pricing is indexed to like term treasuries plus 170 basis points. Advances are collateralized by the underlying leased manufacturing equipment, furniture, fixtures, software, and/or hardware. On November 17, 1997, the Company financed $357,010 for manufacturing equipment. The note accrues interest at 7.49% annually with monthly payments of $7,152, including interest for 60 months. As of December 31, 1997, there was $347,132 outstanding under the note.

     In February 1998, the Company entered into a new lease line of credit agreement with Banc One Leasing Corporation that replaced the previous line. The $5,000,000 lease line of credit, which matures February 28, 1999, has a maximum lease term for each lease of 60 months. Pricing is indexed to like term treasuries plus 150 basis points. Advances are collateralized by the underlying leased manufacturing equipment, furniture, fixtures, software, and/or hardware.

     Long-term debt consists of the following:

                                                           1997        1996
                                                         --------    --------
Notes payable..........................................   288,646     406,825
Less current portion...................................  (139,661)   (128,180)
                                                         --------    --------
Notes payable, less current portion....................  $148,985    $278,645
                                                         ========    ========

                     CERPROBE CORPORATION AND SUBSIDIARIES

     Annual maturities of long-term debt are as follows:

1998..............................................  $139,661
1999..............................................   148,985
                                                    --------
                                                    $288,646
                                                    ========

     The Company has a note payable for the purchase of equipment which accrues interest at 9.4%. A monthly payment of $13,185 including interest is due through December 1999.

(9)  STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

     In January 1996, the Company issued 1,000 shares of convertible preferred stock for $10,000,000. Net proceeds, after deducting expenses, were $9,400,000.

     During 1996, 670 shares of convertible preferred stock were converted into 772,161 shares of common stock.

     On August 25, 1997, the Company redeemed the remaining 330 shares of convertible preferred stock for $5,250,000 in cash. The redemption was funded through an advance on the Company's line of credit, which was paid off in September 1997, with the proceeds from the Secondary Offering. As of December 31, 1997, no shares of convertible preferred stock were outstanding.

WARRANTS AND NON-EMPLOYEE STOCK OPTIONS

     Additionally, the Company issued 39,275 common stock warrants in January 1996. These warrants give the holder the right to purchase from the Company not more than 39,275 fully paid and non-assessable shares of the Company's common stock, $.05 par value, at a price of $16.55 per share on or after January 16, 1997, with expiration in January 2001.

     In October 1996, 10,000 common stock options were issued to Silverman Heller Associates. These options give the holder the right to purchase not more than 10,000 fully paid and non-assessable shares of the Company's common stock, $.05 par value, at a price of $9.00 per share.

(10)  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                    1997          1996          1995
                                                 ----------    ----------    ----------
Foreign........................................  $  115,763    $       --    $       --
Federal........................................   2,792,531     2,093,000     1,391,499
State..........................................     803,453       608,000       420,228
                                                 ----------    ----------    ----------
                                                 $3,711,747    $2,701,000    $1,811,727
                                                 ==========    ==========    ==========
Current........................................  $3,655,270    $2,699,000    $1,922,229
Deferred.......................................      56,477         2,000      (110,502)
                                                 ----------    ----------    ----------
                                                 $3,711,747    $2,701,000    $1,811,727
                                                 ==========    ==========    ==========

                     CERPROBE CORPORATION AND SUBSIDIARIES

     A reconciliation of the provision for income taxes and income taxes at the United States federal corporate income tax rate of 34% is as follows:

                                                    1997          1996          1995
                                                 ----------    ----------    ----------
Income tax expense at federal corporate rate...  $1,906,623    $  456,000    $1,433,000
State income taxes, net of federal Tax
  benefit......................................     529,980       362,700       253,000
Purchased research and development not
  benefited....................................   1,528,799     1,558,560            --
Foreign losses not benefited (income taxed at
  lower than U.S. federal rate)................     (79,408)      167,450       199,000
Amortization of intangibles....................     131,406        90,200        67,000
Foreign sales corporation benefit..............     (82,501)           --            --
Nontaxable income..............................     (79,013)
Utilization of net operating loss
  carryforwards................................     (47,706)           --       (38,045)
Research tax credit............................          --            --       (54,440)
Other..........................................     (96,433)       66,090        47,788
                                                 ----------    ----------    ----------
                                                 $3,711,747    $2,701,000    $1,811,727
                                                 ==========    ==========    ==========

     The components of the Company's deferred tax asset and deferred tax liability are as follows:

                                                                 1997          1996
                                                              ----------    ----------
Deferred tax assets:
  Foreign tax loss carry forward............................  $  177,554    $  545,000
  Reserves and accruals not currently deductible............     518,778       303,265
  Deferred compensation.....................................          --        87,747
                                                              ----------    ----------
          Total gross deferred tax assets...................   1,208,248       936,012
  Less valuation allowance..................................    (177,554)     (545,000)
                                                              ----------    ----------
  Deferred tax asset........................................     518,778       391,012
                                                              ----------    ----------
Deferred tax liability:
  Difference between book and tax depreciation of property,
     plant and equipment....................................     377,701       188,536
                                                              ----------    ----------
  Net deferred tax asset....................................  $  141,077    $  202,476
                                                              ==========    ==========

     The valuation allowance increased by $144,470 and $80,000 in 1997 and 1996 respectively, and is due to foreign losses for which there is no assurance of realizing a tax benefit. A valuation allowance has not been provided for the other deferred tax assets since management believes realization of the deferred tax assets is considered more likely than not.

     During 1997 and 1996, tax benefits were recorded for the exercise of stock options under the Company's stock option plans. The benefits of $245,000 and $542,000 were recorded as additional paid-in capital.

(11)  STOCK OPTION PLANS

     The Company adopted in 1983, 1989, and 1995, respectively, an incentive stock option plan, a nonqualified stock option plan, and a combination stock option plan. The combined plans provided for the issuance of options to purchase 1,985,000 shares of the Company's common stock, of which 366,334 were available for grant as of December 31, 1997. In accordance with the plans, options are to be granted at no less than 100% of the fair market value of the shares at the date of grant. The options become exercisable on a basis as established by the Company's Compensation Advisory Committee of the Board of Directors and are exercisable for a period of 5 to 10 years. The Company extended the exercise date on 72,000 options issued

                     CERPROBE CORPORATION AND SUBSIDIARIES
under the nonqualified stock option plan in 1995. Compensation expense related to these options was $49,383 and $145,128 during the years ended December 31, 1996 and 1995, respectively.

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and it has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option granted for 1997, 1996, and 1995 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996, and 1995, respectively; risk-free interest rates of 5.6%, 6.1%, and 5.8%; dividend yields of zero for all years; volatility factors of the expected market price of the Company's common stock of 52%, 53%, and 51%, respectively; and weighted average expected lives of the options of 3 years for all years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Pro forma net income (loss) reflects only options granted in 1997, 1996, and 1995. Therefore, the full impact of calculating compensation cost for employee stock options under SFAS No. 123 is not reflected in the pro forma amounts presented below because compensation cost is reflected over the options' vesting periods of generally between 3 and 4 years and the compensation cost for options granted prior to January 1, 1995 is not considered. The Company's pro forma information follows:

                                                    1997          1996           1995
                                                 ----------    -----------    ----------
                                                                UNAUDITED
                                                 ---------------------------------------
Net income (loss)...............  As reported    $1,895,968    $(1,360,790)   $2,402,247
                                  Pro forma      $1,784,019    $(1,470,158)   $2,377,094
Basic net income (loss) per       As reported    $     0.28    $     (0.30)   $     0.62
  share.........................
                                  Pro forma      $     0.27    $     (0.32)   $     0.62
Diluted net income (loss) per     As reported    $     0.27    $     (0.30)   $     0.53
  share.........................
                                  Pro forma      $     0.26    $     (0.32)   $     0.52

                     CERPROBE CORPORATION AND SUBSIDIARIES

     A summary of the Company's employee stock option activity and related information for the years ended December 31 follows:

                                   1997                  1996                   1995
                            ------------------   --------------------   --------------------
                                      WEIGHTED               WEIGHTED               WEIGHTED
                                      AVERAGE                AVERAGE                AVERAGE
                                      EXERCISE               EXERCISE               EXERCISE
                            SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                            -------   --------   ---------   --------   ---------   --------
Outstanding at beginning
  of year.................  593,631    $ 8.46      598,333    $ 6.44      562,333    $ 3.52
  Granted.................  153,000    $10.38      160,000    $10.86      206,000    $10.42
  Exercised...............  (95,265)   $ 8.57     (164,702)   $ 3.43     (160,000)   $ 1.30
  Expired/Canceled........  (11,500)    12.88            0                (10,000)   $ 6.75
                            -------              ---------              ---------
  Outstanding at end of
     year.................  639,866    $ 8.81      593,631    $ 8.46      598,333    $ 6.44
                            =======              =========              =========
  Exercisable at end of
     year.................  367,320    $ 7.45      360,233    $ 6.94      347,940    $ 4.68
                            =======              =========              =========
  Weighted average fair
     value of options
     granted..............  $  4.16              $    4.45              $    4.20
                            =======              =========              =========

     Exercise prices for the options outstanding as of December 31, 1997 ranged from $5.50 to $12.75. The weighted average remaining contractual life of those options was approximately 7 years as of December 31, 1997.

(12)  LEASES

     The Company leases certain equipment under capital leases. These assets have been capitalized at the present value of the future minimum lease payments and are included with manufacturing tools and equipment and office furniture at a cost of $2,962,383 and $3,381,836 with related accumulated amortization of $1,184,886 and $896,637 as of December 31, 1997 and 1996, respectively. In addition, the Company is obligated under certain noncancelable operating leases for the Company's manufacturing and office space. Certain operating lease agreements provide for annual rent escalations and renewal options.

     On August 21, 1996, Cerprobe entered into a long term commercial operating lease to consolidate its Arizona operations into a single facility on a twelve acre parcel in Gilbert, Arizona. The lease commenced upon the completion of the 83,000 square foot facility in May 1997. The facility serves as the Company's worldwide headquarters and was built for Cerprobe's use by CRPB Investors, L.L.C., a limited liability company formed for the purpose of owning and operating the property. Cerprobe is a 36% shareholder in CRPB Investors, L.L.C. The initial term of the lease is 15 years with 7 options to extend the lease for successive 5 year terms. The initial lease rate is $875,000 per year.

                     CERPROBE CORPORATION AND SUBSIDIARIES

     The following is a schedule of the minimum future lease payments for the years ending December 31:

                                                                               RENTALS
                                                                              RECEIVABLE
                                                  CAPITAL       OPERATING       UNDER
                                                   LEASES        LEASES       SUBLEASES
                                                 ----------    -----------    ----------
1998...........................................  $  766,498    $ 1,925,880     $ 75,300
1999...........................................     566,155      1,784,071       78,900
2000...........................................     437,394      1,689,968       47,600
2001...........................................     218,166      1,595,721           --
2002...........................................      71,523      1,507,164           --
Thereafter.....................................          --     10,594,636           --
                                                 ----------    -----------     --------
Total minimum future lease payments............  $2,059,736    $19,097,440     $201,800
                                                               ===========     ========
Less amounts representing interest (at rates
  ranging from 4.5% to 10.5%)..................    (264,216)
                                                 ----------
Present value of net minimum future lease
  payments.....................................  $1,795,520
Less current portion...........................    (629,798)
                                                 ----------
Long-term portion..............................  $1,165,722
                                                 ==========

     Amortization expense applicable to assets under capital leases is charged to depreciation and amortization expense.

     Rental expense for the years ended December 31, 1997, 1996 and 1995 was $1,915,544, $1,002,856 and $723,396, respectively.

(13)  BUSINESS SEGMENT

     The Company is engaged in the design, development, manufacture and market of semiconductor integrated circuit test products and services. For the years ended December 31, 1997, 1996 and 1995, 17%, 20% and 11%, respectively, of the Company's sales were shipped to customers outside of the United States.

     One customer accounted for 17%, 16% and 19% of net sales for the years ended December 31, 1997, 1996 and 1995. The accounts receivable from that customer at December 31, 1997, and 1996 was $1,081,424 and $449,380
respectively.

(14)  ACQUISITIONS

  FRESH TEST TECHNOLOGY CORPORATION

     On April 3, 1995, the Company acquired all of the outstanding stock of Fresh Test Technology Corporation ("Fresh Test"), a manufacturer of test and interface hardware products, for 712,500 shares of the Company's common stock. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $2,120,505 and has been recorded as goodwill, which is being amortized on a straight-line

                     CERPROBE CORPORATION AND SUBSIDIARIES
basis over eight years. The purchase price of $2,662,969 plus acquisition costs of $402,865 was allocated as follows:

Purchase price:
     Common Stock...........................................  $2,662,969
     Costs of acquisition...................................     402,865
                                                              ----------
                                                              $3,065,834
                                                              ==========
Assets acquired and liabilities assumed:
     Current assets.........................................  $1,252,176
     Property, plant and equipment..........................     253,684
     Other assets...........................................      83,051
     Goodwill...............................................   2,120,505
     Current liabilities....................................    (531,634)
     Noncurrent liabilities.................................    (111,948)
                                                              ----------
                                                              $3,065,834
                                                              ==========

     The operating results of Fresh Test have been included in the consolidated statement of operations from the date of acquisition. The following summary, prepared on a pro forma basis, presents the results of operations as if the acquisition had occurred on January 1, 1995:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1995
                                                              ------------
Net sales...................................................  $27,601,795
Net income..................................................    2,543,690
Basic net income per share..................................         0.62
Diluted net income per share................................         0.52

     The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1995 or as a projection of future results.

COMPUROUTE, INC.

     On December 27, 1996, the Company acquired all of the outstanding stock of CompuRoute, Inc. ("CompuRoute"), a manufacturer of printed circuit boards, for $7,037,797. The purchase price consisted of $4,437,797 in cash and 400,000 shares of common stock. The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was $969,235 and has been recorded as goodwill, which is being amortized on a straight-line basis over eight years. The purchase price of $7,037,797 plus acquisition costs of $474,848 (which includes $80,102 of acquisition costs paid in 1997) was allocated as follows.

                     CERPROBE CORPORATION AND SUBSIDIARIES

Purchase price:
  Cash......................................................  $ 4,437,797
  Common stock..............................................    2,600,000
  Costs of acquisition......................................      474,848
                                                              -----------
                                                              $ 7,512,645
                                                              ===========
Assets acquired and liabilities assumed:
  Current assets............................................  $ 1,870,903
  Property, plant and equipment.............................    1,948,189
  Other assets..............................................       18,498
  Purchased research and development........................    4,584,000
  Goodwill..................................................      969,235
  Current liabilities.......................................   (1,177,286)
  Noncurrent liabilities....................................     (700,894)
                                                              -----------
                                                              $ 7,512,645
                                                              ===========

     At acquisition, the state of the research and development products was not yet at a technological or commercially viable stage. The Company did not believe that the research and development products had any future alternative use because if these products were not finished and brought to ultimate product completion, they would have no other value. Therefore, consistent with generally accepted accounting principles, the Company recorded a one-time charge for the full value of the purchased research and development.

     The consolidated balance sheet as of December 31, 1996 includes the accounts of CompuRoute; however, due to the fact that the acquisition occurred on December 27, 1996, CompuRoute's 1996 results of operations are not included in the consolidated statements of operations. The following summary, prepared on a pro forma basis, excluding the charge for purchased research and development, presents the results of operations as if the acquisition had occurred on January 1, 1995:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                               1996           1995
                                                            -----------    -----------
                                                                   (UNAUDITED)
Net sales.................................................  $47,732,502    $36,296,077
Net income................................................    3,585,440      3,261,074
Basic net income per share................................         0.78           0.84
Diluted net income per share..............................         0.67           0.70

     The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1995 or as a projection of future results.

SVTR, INC.

     On January 15, 1997, the Company acquired all of the outstanding stock of SVTR, a company that refurbishes, reconfigures, and services wafer probing equipment for $5,617,467 excluding costs of acquisition. The purchase price consisted of $2,753,217 in cash and 300,000 shares of common stock. The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

     On August 18, 1997, a letter of understanding detailing the settlement of certain open terms related to the purchase of SVTR, was signed by the former owners of SVTR. In general, the letter of understanding required

                     CERPROBE CORPORATION AND SUBSIDIARIES
the former owners to return 125,000 shares of the Company's common stock then held in escrow to the Company. In addition, the former owners were required to release any claims or interest they may have to receive any payments or shares of common stock of the Company with respect to an earnout provision detailed in the January 15, 1997 agreement of merger between the two entities. On September 26, 1997, a formal agreement was signed consummating the details in the letter of understanding. As a result, the Company has recorded a $1,167,689 reduction in previously recorded acquisition related expenses.

     The re-negotiated purchase price of $4,546,825 including acquisition costs of $122,796 was allocated as follows:

Purchase price:
  Cash......................................................  $ 2,753,217
  Common stock..............................................    1,670,812
  Costs of acquisition......................................      122,796
                                                              -----------
                                                              $ 4,546,825
                                                              ===========
Assets acquired and liabilities assumed:
  Current assets............................................  $ 4,918,904
  Property, plant and equipment.............................      517,413
  Other assets..............................................      146,867
  Purchased research and development........................    4,496,467
  Current liabilities.......................................   (4,795,473)
  Noncurrent liabilities....................................     (737,353)
                                                              -----------
                                                              $ 4,546,825
                                                              ===========

     The following summary, prepared on a pro forma basis, excluding the charges for purchased research and development, presents the results of operations as if the acquisitions of CompuRoute and SVTR had occurred on January 1, 1996:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                               1997           1996
                                                            -----------    -----------
                                                                   (UNAUDITED)
Net sales.................................................  $77,163,584    $62,269,096
Net income................................................    6,552,369      2,951,871
Basic net income per share................................         0.98           0.64
Diluted net income per share..............................         0.94           0.55

     The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 1996 and are not a projection of future results.

(15)  401(K) PLAN

     The Company established the Cerprobe Corporation 401(k) Plan ("the Plan") in 1993. Employees who have reached 18 years of age and who have completed 90 days of service for the Company are eligible to participate in the Plan. Participants may elect to defer up to 15% of their salary.

     Any contribution by the Company is at its discretion and only for those participants who have completed one year of service for the Company. The Company expensed discretionary contributions pursuant to the Plan

                     CERPROBE CORPORATION AND SUBSIDIARIES
in the amount of $241,000, $91,000, and $90,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The participants are fully vested in their and the Company's contributions.

(16)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

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

(17)  SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 1997, 1996 and 1995 follows:

                            BALANCE AT                                                BALANCE
                            BEGINNING                                                  AT END
                             OF YEAR      ADDITIONS    ACQUISITIONS    DEDUCTIONS     OF YEAR
                            ----------    ---------    ------------    ----------    ----------
Allowance for doubtful
  accounts:
  Year ended December 31,
     1997.................   $223,000     $112,000       $ 12,000      $ (55,000)     $292,000
  Year ended December 31,
     1996.................   $173,000     $ 12,000       $ 44,000      $  (6,000)     $223,000
  Year ended December 31,
     1995.................   $ 23,000     $ 12,000       $139,094      $  (1,094)     $173,000
Allowance for obsolescence
  of inventories:
  Year ended December 31,
     1997.................   $129,000     $629,000       $ 82,000      $(506,000)     $334,000
  Year ended December 31,
     1996.................   $ 83,000     $ 75,000       $     --      $ (29,000)     $129,000
  Year ended December 31,
     1995.................   $ 52,000     $ 80,000       $ 30,600      $ (79,600)     $ 83,000

                     CERPROBE CORPORATION AND SUBSIDIARIES

(18)  NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                   1997          1996           1995
                                                ----------    -----------    ----------
Net income (loss).............................  $1,895,968    $(1,360,790)   $2,402,247
Convertible debenture interest after tax
  affect......................................          --             --        53,291
                                                ----------    -----------    ----------
Income (loss) available to common
  stockholders................................  $1,895,968    $(1,360,790)   $2,455,538
                                                ==========    ===========    ==========
Weighted average outstanding common shares....   6,690,265      4,579,598     3,874,459
Effect of dilutive securities:
  Stock options...............................     292,103        194,883       196,773
  Convertible preferred stock.................          --        553,858            --
  Convertible debentures......................          --             --       595,000
  Antidilutive effect of dilutive
     securities...............................          --       (748,741)           --
                                                ----------    -----------    ----------
Weighted average and common equivalent shares
  outstanding.................................   6,982,368      4,579,598     4,666,232
                                                ==========    ===========    ==========
Basic net income (loss) per share.............  $     0.28    $     (0.30)   $     0.62
                                                ==========    ===========    ==========
Diluted net income (loss) per share...........  $     0.27    $     (0.30)   $     0.53
                                                ==========    ===========    ==========

(19)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                               FIRST     SECOND      THIRD     FOURTH
                                              QUARTER    QUARTER    QUARTER    QUARTER
                                              -------    -------    -------    -------
YEAR ENDED DECEMBER 31, 1997
---------------------------------
Net sales...................................  $15,899    $18,684    $19,886    $22,641
Gross profit................................    6,505      7,675      8,187      9,266
Operating income (loss).....................   (4,285)     2,556      4,194      2,927
Net income (loss)...........................   (4,895)     1,589      2,962      2,240
Basic net income (loss) per share...........    (0.78)      0.25       0.47       0.28
Diluted net income (loss) per share.........    (0.78)      0.24       0.44       0.27
Basic weighted average common shares
  outstanding...............................    6,293      6,353      6,316      8,068
Diluted weighted average and common
  equivalent shares outstanding.............    6,293      6,596      6,733      8,431
YEAR ENDED DECEMBER 31, 1996
---------------------------------
Net sales...................................  $ 9,700    $ 9,660    $ 8,799    $ 9,149
Gross profit................................    4,528      4,485      3,861      4,091
Operating income (loss).....................    1,817      1,542        920     (3,526)
Net income (loss)...........................    1,007        861        663     (3,892)
Basic net income (loss) per share...........     0.24       0.19       0.14      (0.73)
Diluted net income (loss) per share.........     0.18       0.15       0.11      (0.73)
Basic weighted average common shares
  outstanding...............................    4,185      4,446      4,690      5,362
Diluted weighted average and common
  equivalent shares outstanding.............    5,548      5,878      5,821      5,362

     Basic and diluted net income (loss) per share amounts have been restated to reflect the adoption of SFAS No. 128.