Form 10-Q
period 1998-03-31
CERPROBE CORP
filed 1998-05-15
CIK 725259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarter Ended March 31, 1998

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to ___________.

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

                                 (602) 333-1500
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of May 1, 1998, there were 8,107,279 shares of the registrant's common stock outstanding.

                              CERPROBE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
         March 31, 1998 and December 31, 1997..................................3

         Condensed Consolidated Statements of Operations -
         Three Months Ended March 31, 1998 and 1997............................4

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1998 and 1997............................5

         Notes to Condensed Consolidated Financial Statements..................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...................................8

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................12

SIGNATURE.....................................................................13

                      CERPROBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,         DECEMBER 31,
                                      ASSETS                            1998               1997
                                                                    ------------        ------------
                                                                     (UNAUDITED)
Current assets:
   Cash and short-term investments                                  $ 28,873,747        $ 30,347,173
   Accounts receivable, net of allowance of $273,000
      in 1998 and $292,000 in 1997                                    12,394,774          10,341,428
   Inventories, net                                                   10,142,221           8,483,141
   Accrued interest receivable                                           116,926             202,939
   Prepaid expenses                                                      878,135             388,692
   Income taxes receivable                                                    --             624,574
   Deferred tax asset                                                    599,117             518,778
                                                                    ------------        ------------
      Total current assets                                            53,004,920          50,906,725
Property, plant and equipment, net                                    16,808,227          15,141,902
Intangibles, net                                                       2,406,122           2,396,301
Other assets                                                             986,220           1,009,916
                                                                    ------------        ------------
      Total assets                                                  $ 73,205,489        $ 69,454,844
                                                                    ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $  4,581,301        $  4,346,039
   Accrued expenses                                                    3,950,380           3,286,304
   Current portion of notes payable                                      930,889             139,661
   Current portion of capital leases                                     609,771             629,798
                                                                    ------------        ------------
      Total current liabilities                                       10,072,341           8,401,802
Notes payable, less current portion                                      112,157             148,985
Capital leases, less current portion                                   1,030,244           1,165,722
Deferred tax liability                                                   361,721             377,701
Other liabilities                                                         14,843              16,700
                                                                    ------------        ------------
      Total liabilities                                               11,591,306          10,110,910
                                                                    ------------        ------------
Minority interest                                                        188,926             132,437
Commitments and contingencies
Stockholders' equity:
   Common stock, $.05 par value; authorized 10,000,000
      shares; issued and outstanding 8,104,979 shares at
      March 31,1998 and 8,097,979 shares at December 31, 1997            405,249             404,899
   Additional paid-in capital                                         55,014,521          55,136,307
   Retained earnings                                                   6,347,071           4,001,642
   Foreign currency translation adjustment                              (341,584)           (331,351)
                                                                    ------------        ------------
      Total stockholders' equity                                      61,425,257          59,211,497
                                                                    ------------        ------------
      Total liabilities and stockholders' equity                    $ 73,205,489        $ 69,454,844
                                                                    ============        ============

     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                               --------------------------------
                                                   1998                 1997
                                               ------------        ------------
Net sales                                      $ 24,590,337        $ 15,899,092
Costs of goods sold                              14,413,024           9,394,372
                                               ------------        ------------
      Gross profit                               10,177,313           6,504,720
                                               ------------        ------------
Expenses:
   Selling, general and administrative            5,655,760           4,172,449
   Engineering and product development              830,087             453,319
   Acquisition related expenses                          --           6,164,156
                                               ------------        ------------
      Total expenses                              6,485,847          10,789,924
                                               ------------        ------------
Operating income (loss)                           3,691,466          (4,285,204)
                                               ------------        ------------
Other income (expense):
   Interest income                                  284,735              35,160
   Interest expense                                 (60,933)           (134,611)
   Other income (expense), net                       (6,531)             58,891
                                               ------------        ------------
      Total other income (expense)                  217,271             (40,560)
                                               ------------        ------------
Income (loss) before income taxes and
   minority interest                              3,908,737          (4,325,764)
Minority interest share of (income) loss             17,730             (12,569)
                                               ------------        ------------
Income (loss) before income taxes                 3,926,467          (4,338,333)
Provision for income taxes                       (1,581,037)           (556,300)
                                               ------------        ------------
Net income (loss)                              $  2,345,430        $ (4,894,633)
                                               ============        ============
Net income (loss) per share:
   Basic                                       $       0.29        $      (0.78)
                                               ============        ============
   Weighted average number of common
      shares outstanding                          8,101,001           6,292,662
                                               ============        ============
   Diluted                                     $       0.28        $      (0.78)
                                               ============        ============
   Weighted average number of common and
   common equivalent shares outstanding           8,482,243           6,292,662
                                               ============        ============

     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      Three months ended March 31,
                                                                                                   --------------------------------
                                                                                                       1998                 1997
                                                                                                   ------------        ------------
Cash flows from operating activities:
    Net income (loss)                                                                              $  2,345,430        $ (4,894,633)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                                  1,116,749             772,390
       Purchased research and development                                                                    --           5,664,156
       Loss on sale of equipment                                                                        107,186                 426
       Tax benefit from exercise of nonqualified stock options                                            9,000                  --
       Deferred income taxes                                                                            (96,319)             92,041
       Provision for losses on accounts receivable                                                        6,000               6,000
       Provision for obsolete inventory                                                                  40,000             (20,868)
       Income (loss) applicable to minority interest in consolidated subsidiaries                       (17,730)             12,569
       Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                                                        (2,059,346)         (1,769,688)
          Inventories                                                                                (1,699,080)            329,738
          Prepaid expenses and other assets                                                            (341,480)            142,808
          Income taxes receivable                                                                       624,574             539,904
          Accounts payable and accrued expenses                                                         433,258            (491,751)
          Accrued income taxes                                                                          466,080             113,490
          Other liabilities                                                                              (1,857)             52,400
                                                                                                   ------------        ------------
             Net cash provided by operating activities                                                  932,465             548,982
                                                                                                   ------------        ------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                                        (2,900,082)         (1,405,273)
    Investment in CRPB Investors, L.L.C.                                                                 35,965                (607)
    Supplemental acquisition costs for CompuRoute                                                            --             (80,102)
    Purchase of SVTR, net of cash acquired                                                                   --          (2,565,697)
    Proceeds from sale of equipment                                                                          --                 717
    Payment of notes receivable                                                                                             250,000
                                                                                                   ------------        ------------
             Net cash used in investing activities                                                   (2,864,117)         (3,800,962)
                                                                                                   ------------        ------------
Cash flows from financing activities:
    Issuance of (payments on) notes payable and capital leases                                          598,895            (582,535)
    Expenses from issuance of common stock                                                             (176,436)                 --
    Net proceeds from exercise of stock options                                                          46,000             154,332
                                                                                                   ------------        ------------
             Net cash provided by (used in) financing activities                                        468,459            (428,203)
                                                                                                   ------------        ------------
Effect of exchange rates on cash and short-term investments                                             (10,233)            (44,268)
                                                                                                   ------------        ------------
Net decrease in cash and short-term investments                                                      (1,473,426)         (3,724,451)
Cash and short-term investments, beginning of period                                                 30,347,173           5,564,557
                                                                                                   ------------        ------------
Cash and short-term investments, end of period                                                     $ 28,873,747        $  1,840,106
                                                                                                   ============        ============
Supplemental schedule of non-cash financing activities
    Equipment acquired under capital leases                                                        $         --        $      4,144
                                                                                                   ------------        ------------
Supplemental disclosures of cash flow information:
    Interest paid                                                                                  $     60,933        $    134,611
                                                                                                   ------------        ------------
    Income taxes paid                                                                              $    322,500        $     18,096
                                                                                                   ------------        ------------
Supplemental disclosures of non-cash investing activities:
    The Company acquired Silicon Valley Test & Repair, Inc. for $5.7 million in the period ended March 31, 1997. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values as indicated in the notes to the condensed consolidated financial statements. A summary of the acquisition is as follows:
    Purchase price                                                                                                     $  5,715,263
    Less cash acquired                                                                                                     (285,316)
    Common stock issued                                                                                                  (2,864,250)
                                                                                                                       ============
       Cash invested                                                                                                   $  2,565,697
                                                                                                                       ============

     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)      BASIS OF PREPARATION

         The accompanying condensed consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and March 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 1997 was derived from the audited consolidated financial statements at such date.

         Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying condensed consolidated financial statements and notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with Cerprobe Corporation's (the "Company") annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of Cerprobe Corporation and its subsidiaries: Cerprobe Europe Limited, Cerprobe Asia Holdings PTE LTD, CompuRoute, Inc., SVTR, Inc., Upsys-Cerprobe, L.L.C., and Cobra Venture Management, Inc.

         Cerprobe Asia Holdings PTE LTD together with Asian investors, formed Cerprobe Asia PTE LTD in 1995. Cerprobe Asia Holdings PTE LTD is a 60% (70% prior to August 18, 1997) owner of Cerprobe Asia PTE LTD. Cerprobe Asia PTE LTD created wholly owned subsidiaries, Cerprobe Singapore PTE LTD and Cerprobe Taiwan Co. LTD, to operate full service sales and manufacturing plants. Cerprobe Singapore became operational in April 1996 and Cerprobe Taiwan in January 1997. All significant intercompany transactions have been eliminated in consolidation.

         On January 15, 1997, the Company acquired all of the outstanding stock of STVR, Inc., ("SVTR"), a company that refurbishes, reconfigures, and services wafer probing equipment. Accordingly, the condensed consolidated financial statements include SVTR's activities since the date of acquisition.

         On March 17, 1997, the Company entered into a joint venture with Upsys Reseau Eurisys ("Upsys"), a French company owned by IBM and GAME CoGEMA Group, a French testing and engineering company. The joint venture, called Upsys-Cerprobe, L.L.C., assembles and repairs the Cobra Probe in Arizona for distribution by Cerprobe throughout the United States and Asia. Cerprobe owns 55% of the joint venture and Upsys owns 45%. Accordingly, the condensed consolidated financial statements include the activities of Upsys-Cerprobe, L.L.C. since the date of the joint venture. The Company manages the joint venture and established a wholly owned subsidiary called Cobra Venture Management, Inc. to function as manager of Upsys-Cerprobe, L.L.C.

(2)      COMMITMENTS AND CONTINGENCIES

         LETTER OF INTENT

         On April 20, 1998, Cerprobe Corporation signed a letter of intent to purchase the Probe Card operation of Upsys for approximately $8,000,000 in cash.

         EMPLOYEE STOCK PURCHASE PLAN

         On December 17, 1997, the Board of Directors approved, subject to shareholder approval, the Employee Stock Purchase Plan (the "Plan"). Under the Plan, the Company may from time to time purchase shares on the open market or through negotiated transactions, which shares would be held for purchases by employees under the Plan.

         The Company expects that it may acquire approximately 30,000 shares over the next 12 months to satisfy its current obligations under the Plan. The Plan provides for purchases by employees of up to 150,000 shares.

(3)      COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events which change stockholders' equity.

         The Company recognized comprehensive income of $2,339,290 for the three months ended March 31, 1998 and comprehensive loss of $(4,921,194) for the three months ended March 31, 1997 as follows.

                                                            Three months ended March 31,
                                                          ------------------------------
                                                             1998               1997
                                                          -----------        -----------
Net income (loss)                                         $ 2,345,430        $(4,894,633)
Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment                 (10,233)           (44,268)
      Tax benefit from foreign currency translation             4,093             17,707
                                                          -----------        -----------
            Net other comprehensive loss                       (6,140)           (26,561)
                                                          -----------        -----------
Comprehensive income (loss)                               $ 2,339,290        $(4,921,194)
                                                          ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes thereto of the Company appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

OVERVIEW

         Cerprobe offers comprehensive solutions for semiconductor test integration and is a leading manufacturer of probe cards, ATE interface assemblies, and ATE test boards. The Company's products and services enable semiconductor manufacturers to test integrated circuits ("ICs") in wafer form and as packaged ICs.

         The Company has grown substantially over the last five years as the Company has increased its market share and has benefited from the substantial growth in the worldwide demand for ICs. Net sales have increased from $11.2 million for 1993 to $77.1 million for 1997, representing an average annualized growth rate of approximately 62%. Similarly, the Company's net income has increased from $1.5 million for 1993 to $6.7 million for 1997 (before a one-time charge for purchased research and development of $4.5 million and SVTR moving expense of $300,000, net of tax benefit of $200,000, which together reduced net income to $1.9 million). Until 1995, substantially all of the Company's growth was from the existing probe card product line.

         Beginning with the April 1995 acquisition of Fresh Test Technology Corporation ("Fresh Test"), acquisitions have contributed to the Company's growth. Fresh Test expanded the Company's product line to include ATE interface assemblies. The Company acquired CompuRoute in December 1996, which enabled the Company to offer ATE test boards. The Company acquired SVTR in January 1997, which added wafer prober remanufacturing and upgrading services. Net sales from these acquired products and services together approximated $28 million, $7 million, and $4 million in years 1997, 1996, and 1995, respectively. In May 1997, the Company entered into a joint venture with Upsys Reseau Eurisys ("Upsys"), a French testing and engineering company owned by IBM and GAME COGEMA Group, a French testing and engineering company. The joint venture, called Upsys-Cerprobe, L.L.C., assembles and repairs the Cobra probe card for distribution by the Company in the United States and Asia. The Company believes the Cobra probe is well-suited for area array IC and multiple memory IC testing, both new markets for the Company. In April 1998, the Company signed a letter of intent to purchase the Probe Card operations of Upsys for approximately $8,000,000 in cash.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

         Net Sales. Net sales for the three months ended March 31, 1998 were $24.6 million, an increase of 54.7% over net sales of $15.9 million for the three months ended March 31, 1997. This increase in net sales was a result of higher order rates for Cerprobe's probe card and interface products ($6.3 million), increased sales from CompuRoute and SVTR (together $1.7 million), and increased sales from Cerprobe's international operations ($667,000).

         Gross Profit. Gross profit for the three months ended March 31, 1998 was $10.2 million, an increase of 56.9% from the gross profit of $6.5 million for the same period in 1997. Gross margin increased to 41.4% for the three months ended March 31, 1998 from 40.9% for the same period of 1997. The increase in gross margin was primarily a result of a change in product mix. Revenues from probe cards and interfaces, which have higher gross margins, were 76.9% of sales. Approximately 23.1% of net sales within the period was attributed to ATE test boards from the Company's CompuRoute subsidiary and wafer prober products and services from the Company's SVTR subsidiary.

         Selling, General and Administrative. Selling, general and administrative expenses were $5.7 million, or 23.2% of net sales, for the three months ended March 31, 1998 as compared to $4.2 million, or 26.4% of net sales, for the same period of 1997, an increase of $1.5 million. The increase in selling, general and administrative expenses resulted primarily from domestic expansion.

         Engineering and Product Development. Engineering and product development expenses were $830,087 for the three months ended March 31, 1998, an increase of 83.1% over $453,319 for the same period of 1997. This increase resulted primarily from Cerprobe's continued emphasis on engineering and product development. Additionally, during the three months ended March 31, 1997, expenses were offset by increased project funding receipts from collaborations on engineering and product development with certain customers.

         Interest Income. Interest income was $284,735 for the three months ended March 31, 1998 as compared to $35,160 for the same period in 1997. The increase was due to the investment of the net proceeds of the Company's recent secondary offering.

         Interest Expense. Interest expense was $60,933 for the three months ended March 31, 1998 as compared to $134,611 for the same period in 1997, a decrease of 54.7%. A portion of the net proceeds from the Company's recent secondary offering was used to repay the Company's short-term debt.

         Minority Interest Share of (Income) Loss. The minority interest share of loss from operations of $17,730 for the three months ended March 31, 1998 represents the Company's joint venture partners' share (40.0%) of the income from Cerprobe Asia PTE LTD and the Company's joint venture partner's share (45.0%) of the loss from Upsys-Cerprobe, L.L.C. For the three months ended March 31, 1997, the minority interest share of income from operations of $12,569 represents the Company's joint venture partner's share (40.0%, 30.0% prior to August 18, 1997) of income from Cerprobe Asia PTE LTD and the Company's joint venture partner's share (45.0%) of the loss from Upsys-Cerprobe, L.L.C.

         Provision for Income Taxes. The provision for income taxes was $1.6 million, which represents an effective tax rate of 40.4% for the three months ended March 31, 1998, compared to the provision for income taxes for the three months ended March 31, 1997 of $566,300, which represented an effective tax rate of 41.1%, excluding acquisition related expenses of $6.2 million. The decrease in the effective tax rate is a result of net operating loss carry forwards from foreign subsidiaries, the benefit from the reduced tax rate for export sales through the Company's foreign sales corporation, and income from non-taxable annuities.

         Net Income. Net income for the three months ended March 31, 1998 was $2.3 million, an increase of $1.2 million, or 109.1%, from net income of $1.1 million, before acquisition related expenses, for the same period of 1997. Excluding acquisition related expenses, net income for the three months ended March 31, 1998 was 9.3% of net sales compared to 6.7% for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cerprobe has financed its operations and capital requirements primarily through cash flow from operations, equipment lease financing arrangements, and sales of equity securities. At March 31, 1998, cash and short-term investments were $28.9 million compared to $30.3 million at December 31, 1997.

         Cerprobe generated approximately $1 million in cash flow from operating activities for the three months ended March 31, 1998. Accounts receivable increased by $2.1 million, or 20.3%, to $12.4 million at March 31, 1998. This increase was a result of increased sales. Inventories increased $1.7 million, or 20.0%, over December 31, 1997 to $10.1 million at March 31, 1998. This increase resulted primarily from the increased demand in the Company's probe card and interface products.

         Accounts payable and accrued expenses increased $899,338, or 11.8%, to $8.5 million at March 31, 1998. The increase resulted from Cerprobe's continued growth.

         The current portions of notes payable and capital leases increased to $1.5 million at March 31, 1998 from $769,459 at December 31, 1997, primarily as a result of $788,201 of shareholder loans to Cerprobe Asia PTE LTD and Upsys-Cerprobe, L.L.C.

         Working capital increased $427,656, or 1.0%, to $42.9 million at March 31, 1998 from December 31, 1997. The current ratio decreased from 6.1 at December 31, 1997 to 5.3 at March 31, 1998. This decrease was due to cash utilized of $1.5 million, increases in accounts payable and accrued expenses of $899,338 to finance the Company's growth and expansion.

         Cerprobe increased its net investment in property, plant, and equipment during the three months ended March 31, 1998 by $1.7 million, or 11.3%, to $16.8 million. This increase was attributable to the Company's efforts to expand capacity to meet customer demand for its products. These capital expenditures were funded from cash flow from operations and proceeds from the secondary offering.

         In April 1998, the Company signed a letter of intent to purchase the Probe Card operation of Upsys, a French testing and engineering company owned by IBM and GAME COGEMA Group for approximately $8,000,000 in cash.

         On December 17, 1997, the Board of Directors approved, subject to shareholder approval, the Employee Stock Purchase Plan (the "Plan"). Under the Plan, the Company may from time to time purchase shares on the open market or through negotiated transactions, which shares would be held for purchases by employees under the Plan.

         The Company expects that it may acquire approximately 30,000 shares over the next 12 months to satisfy its current obligations under the Plan. The Plan provides for purchases by employees of up to 150,000 shares.

         Cerprobe believes that its working capital, together with the loan commitments described above, and anticipated cash flow from operations, will provide adequate sources to fund operations for at least the next 12 months. Cerprobe anticipates that any additional cash requirements for operations or capital expenditures will be financed through cash flow from operations, by borrowing from Cerprobe's primary lender, by lease financing arrangements, or by sales of equity securities. There can be no assurance that any such financing will be available on acceptable terms and that any additional equity financing, if available, would not result in additional dilution to existing investors.

BUSINESS OUTLOOK

         The Company's business depends substantially on both the volume of IC production by semiconductor manufacturers as well as new IC designs, which in turn depend on the demand of ICs and products utilizing ICs. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in reduced demand for IC testing products, including the products manufactured by the Company. Based on preliminary indications of lower production rates among many of the Company's customers, the Company is very cautious about net sales for the second quarter. If a reduction occurs, the Company expects that gross margin will decrease as it does not anticipate that it will undertake any restructuring of costs in response to the reduction other than savings related to the cost of materials not used. Such reduction in net sales and its impact on gross margin will accordingly reduce net income both in absolute terms and as a percentage of sales. If a decrease in demand persists beyond the anticipated short-term period, the Company will review its cost structure in response to production overcapacity. However, the Company anticipates that demand will strengthen in the second half of 1998, and that financial results will likewise show sequential improvement from the second quarter through the end of 1998.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Statements in this section regarding the Company's prospects for continued growth and adequacy of sources of capital are forward-looking statements. Words such as "believes," "expects," "anticipates," "intends," "may," "estimates," "should," "will likely," and similar expressions are intended to identify such forward-looking statements. Actual results, however, could differ materially from those anticipated for a number of reasons, including product demand and development, technological advances, impact of competitive products and pricing, growth in targeted markets and other factors identified under "Special Considerations" of the Company's 1997 Form 10-K which has been filed with the Securities and Exchange Commission. Additional risk factors are identified from time to time in the Company's 1998 financial press releases. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

         a.       Exhibits

                  (11)     Computation of Net Income (Loss) Per Share.

                  (27.1)   Financial Data Schedule - March 31, 1998

                  (27.2)   Financial Data Schedule - March 31, 1997

         b. No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigning thereunto duly authorized.

                                CERPROBE CORPORATION

                                /s/ Randal L. Buness
                                --------------------
                                    Randal L. Buness
                                    Vice President - Chief Financial Officer

May 14, 1998