Form 10-Q
period 1998-06-30
CERPROBE CORP
filed 1998-08-14
CIK 725259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934
         For the Quarter Ended June 30, 1998

                                       or

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934
         For the transition period from __________ to ___________.

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

     As of August 12, 1998, there were 8,127,728 shares of the registrant's common stock outstanding.

                              CERPROBE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets -
        June 30, 1998 and December 31, 1997...................................3

        Condensed Consolidated Statements of Operations -
        Three and Six Months Ended June 30, 1998 and 1997.....................4

        Condensed Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1998 and 1997...............................5

        Notes to Condensed Consolidated Financial Statements..................6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...................................9





                 PART II - OTHER INFORMATION

ITEM 2. SALES OF UNREGISTERED SECURITIES.....................................15

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS....................15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................16

SIGNATURE....................................................................17

                      CERPROBE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30,       DECEMBER 31,
                               ASSETS                                1998             1997
                                                                 ------------     ------------
                                                                  (UNAUDITED)
Current assets:
   Cash and short-term investments                               $ 25,318,979     $ 30,347,173
   Accounts receivable, net of allowance of $280,247
      in 1998 and $292,000 in 1997                                 10,635,997       10,341,428
   Inventories, net                                                10,476,668        8,483,141
   Accrued interest receivable                                         79,207          202,939
   Prepaid expenses                                                   756,284          388,692
   Income taxes receivable                                          1,002,299          624,574
   Deferred tax asset                                                 606,514          518,778
                                                                 ------------     ------------
      Total current assets                                         48,875,948       50,906,725

Property, plant and equipment, net                                 18,639,795       15,141,902
Intangibles, net                                                    2,762,708        2,396,301
Other assets                                                          735,848        1,009,916
                                                                 ------------     ------------

      Total assets                                               $ 71,014,299     $ 69,454,844
                                                                 ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $  1,863,467     $  4,346,039
   Accrued expenses                                                 3,407,092        3,286,304
   Current portion of notes payable                                 1,073,169          139,661
   Current portion of capital leases                                  684,492          629,798
                                                                 ------------     ------------
      Total current liabilities                                     7,028,220        8,401,802

Notes payable, less current portion                                    71,491          148,985
Capital leases, less current portion                                1,410,887        1,165,722
Deferred tax liability                                                423,179          377,701
Other liabilities                                                      11,718           16,700
                                                                 ------------     ------------
      Total liabilities                                             8,945,495       10,110,910
                                                                 ------------     ------------

Minority interest                                                     332,973          132,437

Commitments and contingencies                                            --               --
Stockholders' equity:
   Common stock, $.05 par value; authorized 25,000,000
      shares; issued and outstanding 8,127,728 shares at
      June 30, 1998 and 8,097,979 shares at December 31, 1997         406,464          404,899
   Additional paid-in capital                                      55,212,822       55,136,307
   Retained earnings                                                6,813,849        4,001,642
   Foreign currency translation adjustment                           (617,716)        (331,351)
                                                                 ------------     ------------
                                                                   61,815,419       59,211,497
      Less: Treasury stock                                            (79,588)            --
                                                                 ------------     ------------
      Total stockholders' equity                                   61,735,831       59,211,497
                                                                 ------------     ------------
      Total liabilities and stockholders' equity                 $ 71,014,299     $ 69,454,844
                                                                 ============     ============


     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                            -----------------------------     -----------------------------
                                                1998             1997             1998             1997
                                            ------------     ------------     ------------     ------------
Net sales                                   $ 18,831,468     $ 18,683,829     $ 43,421,805     $ 34,582,921
Costs of goods sold                           12,057,053       11,008,957       26,470,077       20,403,329
                                            ------------     ------------     ------------     ------------
      Gross profit                             6,774,415        7,674,872       16,951,728       14,179,592
                                            ------------     ------------     ------------     ------------

Expenses:
   Selling, general and administrative         5,615,591        4,954,862       11,271,351        9,127,311
   Engineering and product development           796,149          164,455        1,626,236          617,774
   Acquisition related expenses                     --               --               --          6,164,156
                                            ------------     ------------     ------------     ------------
      Total expenses                           6,411,740        5,119,317       12,897,587       15,909,241
                                            ------------     ------------     ------------     ------------

Operating income (loss)                          362,675        2,555,555        4,054,141       (1,729,649)
                                            ------------     ------------     ------------     ------------

Other income (expense):
   Interest income                               452,113           32,504          736,848           67,664
   Interest expense                              (61,655)        (162,242)        (122,588)        (296,853)
   Other income                                   41,363           55,955           34,832          114,846
                                            ------------     ------------     ------------     ------------
      Total other income (expense)               431,821          (73,783)         649,092         (114,343)
                                            ------------     ------------     ------------     ------------

Income (loss) before income taxes and
   minority interest                             794,496        2,481,772        4,703,233       (1,843,992)

Minority interest share of (income) loss         (43,123)          41,554          (25,393)          28,985
                                            ------------     ------------     ------------     ------------

Income (loss) before income taxes                751,373        2,523,326        4,677,840       (1,815,007)

Provision for income taxes                      (284,595)        (934,000)      (1,865,632)      (1,490,300)
                                            ------------     ------------     ------------     ------------

Net income (loss)                           $    466,778     $  1,589,326     $  2,812,208     $ (3,305,307)
                                            ============     ============     ============     ============

Net income (loss) per share:
   Basic                                    $       0.06     $       0.25     $       0.35     $      (0.52)
                                            ============     ============     ============     ============

   Weighted average number of common
      shares outstanding                       8,109,950        6,353,047        8,105,700        6,321,399
                                            ============     ============     ============     ============

   Diluted                                  $       0.06     $       0.24     $       0.33     $      (0.52)
                                            ============     ============     ============     ============

   Weighted average number of common and
   common equivalent shares outstanding        8,386,794        6,596,069        8,432,402        6,321,399
                                            ============     ============     ============     ============


     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                         -----------------------------
                                                                                             1998             1997
                                                                                         ------------     ------------
Cash flows from operating activities:
    Net income (loss)                                                                    $  2,812,208     $ (3,305,307)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                                       2,284,993        1,657,746
        Purchased research and development                                                       --          5,664,156
        Loss on sale of equipment                                                             144,484              426
        Tax benefit from exercise of nonqualified stock options                                71,000             --
        Deferred income taxes                                                                 (42,258)          72,819
        Provision for losses on accounts receivable                                            12,000          (14,605)
        Provision for obsolete inventory                                                      330,613          167,132
        Income (loss) applicable to minority interest in consolidated subsidiaries             25,393          (28,985)
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                               (306,569)      (3,255,550)
           Inventories                                                                     (2,324,140)         528,436
           Prepaid expenses and other assets                                                  127,029          (57,474)
           Income taxes receivable                                                           (377,725)         539,904
           Accounts payable and accrued expenses                                           (2,253,136)         820,689
           Accrued income taxes                                                              (108,648)          60,329
           Other liabilities                                                                   (4,982)          48,240
                                                                                         ------------     ------------
              Net cash provided by operating activities                                       390,262        2,897,956
                                                                                         ------------     ------------
Cash flows from investing activities:                                                            --
    Purchase of property, plant and equipment                                              (5,917,413)      (3,195,310)
    Investment in CRPB Investors, L.L.C                                                        78,322             (607)
    Investment in Upsys-Cerprobe, L.L.C                                                          --            (21,892)
    Purchase of Upsys-Cerprobe, L.L.C                                                        (376,366)            --
    Supplemental acquisition costs for CompuRoute                                                --            (80,102)
    Purchase of SVTR, net of cash acquired                                                       --         (2,565,697)
    Proceeds from sale of equipment                                                              --             71,183
    Payment of notes receivable                                                                  --            250,000
    Purchase of treasury stock                                                               (284,638)            --
                                                                                         ------------     ------------
              Net cash used in investing activities                                        (6,500,095)      (5,542,425)
                                                                                         ------------     ------------
Cash flows from financing activities:
    Issuance of (payments on) notes payable and capital leases                              1,155,874       (1,537,284)
    Expenses from issuance of common stock                                                   (176,436)            --
    Net proceeds from employee stock purchase plan                                            203,703             --
    Net proceeds from exercise of stock options                                               184,863          154,332
                                                                                         ------------     ------------
              Net cash provided by (used in) financing activities                           1,368,004       (1,382,952)
                                                                                         ------------     ------------
Effect of exchange rates on cash and short-term investments                                  (286,365)         (54,691)
                                                                                         ------------     ------------
Net decrease in cash and short-term investments                                            (5,028,194)      (4,082,112)
Cash and short-term investments, beginning of period                                       30,347,173        5,564,557
                                                                                         ------------     ------------
Cash and short-term investments, end of period                                           $ 25,318,979     $  1,482,445
                                                                                         ============     ============
Supplemental schedule of non-cash financing activities
    Equipment acquired under capital leases                                              $    620,509     $      4,144
                                                                                         ------------     ------------

Supplemental disclosures of cash flow information:
    Interest paid                                                                        $    122,588     $    296,853
                                                                                         ------------     ------------
    Income taxes paid                                                                    $  1,886,729     $  1,315,096
                                                                                         ------------     ------------

Supplemental disclosures of non-cash investing activities:
    The Company acquired Silicon Valley Test & Repair, Inc.  for $5.7 million in the period ended June 30, 1997. The purchase price was allocated  to the assets acquired and the liabilities assumed based on their fair values as indicated in the notes to the condensed consolidated financial statements
    The Company acquired Upsys-Cerprobe. L.L.C  for $376,366 in  the period ended June 30, 1998
        A summary of the acquisition is as follows:
    Purchase price                                                                       $    376,366     $  5,715,263
    Less cash acquired                                                                           --           (285,316)
    Common stock issued                                                                          --         (2,864,250)
                                                                                         ------------     ------------
        Cash invested                                                                    $    376,366     $  2,565,697
                                                                                         ============     ============

     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1)    BASIS OF PREPARATION

       The accompanying condensed consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998, and 1997, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 1997 was derived from the audited consolidated financial statements at such date.

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

       Cerprobe Asia Holdings PTE LTD is a 60% (70% prior to August 18, 1997) owner of Cerprobe Asia PTE LTD; the balance is owned by Asian investors. Cerprobe Asia PTE LTD's wholly owned subsidiaries, Cerprobe Singapore PTE LTD and Cerprobe Taiwan Co. LTD, operate full service sales and manufacturing plants. All significant intercompany transactions have been eliminated in consolidation.

       On May 30, 1997, the Company entered into a joint venture with Upsys Reseau Eurisys ("Upsys"), a French company owned by IBM and GAME COGEMA Group, a French testing and engineering company. The joint venture, called Upsys-Cerprobe, L.L.C., assembled and repaired Upsys's vertical probe card that had been distributed by Cerprobe throughout the United States and Asia. Cerprobe owned 55% of the joint venture and Upsys owned 45%. Accordingly, the condensed consolidated financial statements include the activities of Upsys-Cerprobe, L.L.C. since the date of inception of the joint venture. On June 25, 1998, the Company terminated its distribution agreement with Upsys, and in connection therewith Upsys's 45% interest in Upsys-Cerprobe, L.L.C. was purchased. (See Note 6)

(2)    COMMITMENTS AND CONTINGENCIES

       LETTER OF INTENT

       On April 20, 1998, Cerprobe Corporation signed a letter of intent to purchase the probe card operation of Upsys for approximately $8,000,000 in cash. On July 14, 1998, the Company terminated negotiations.

       EMPLOYEE STOCK PURCHASE PLAN

       On December 17, 1997, the Board of Directors approved the Employee Stock Purchase Plan (the "ESPP"). The ESPP provides for purchases by employees of up to 150,000 shares. The Company may from time to time purchase shares on the open market or through negotiated transactions, which shares would be held for purchases by employees under the ESPP.

       LEGAL CLAIM

       The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, ultimate disposition of these matters would not have a material adverse effect on the Company.

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

       The Company recognized comprehensive income of $2,640,389 for the six months ended June 30, 1998 and comprehensive loss of $(3,338,120) for the six months ended June 30, 1997 as follows:

                                                                              Six months ended June 30,
                                                                             ---------------------------
                                                                                 1998            1997
                                                                             -----------     -----------
       Net income (loss)                                                     $ 2,812,208     $(3,305,307)
       Other comprehensive income (loss), net of tax:
          Foreign currency translation adjustment                               (286,365)        (54,689)
          Tax benefit from foreign currency translation                          114,546          21,876
                                                                             -----------     -----------
             Net other comprehensive loss                                       (171,819)        (32,813)
                                                                              -----------     -----------
       Comprehensive income (loss)                                           $ 2,640,389     $(3,338,120)
                                                                              ===========     ===========

(4)    NEW CAPITAL LEASES

       On May 7, 1998, the Company financed $389,290 of manufacturing equipment under its current $3 million lease line of credit with Banc One Leasing Corporation. The lease accrues interest at 7.2% annually with monthly payments for 60 months of principal and interest of $7,745. As of June 30, 1998, there was $383,881 outstanding under the capital lease obligation.

       On June 17, 1998, the Company financed an additional $231,219 of manufacturing equipment with Banc One Leasing Corporation. The lease accrues interest at 7.24% annually with monthly payments for 60 months of principal and interest of $4,605. As of June 30, 1998, there was $228,010 outstanding under the capital lease obligation.

(5)    TREASURY STOCK

       In June 1998, the Company purchased on the open market 21,800 shares of its common stock at an average purchase price of $13.06 per share. The shares were held as common stock in treasury and were reserved to satisfy the Company's obligation under the ESPP. Of these shares, 18,259 were purchased by employees through the ESPP offering which ended June 30, 1998. The remaining 3,541 shares purchased, at $13.125, are being held to satisfy future obligations.

       In addition, a holder of the Company's warrants exercised 2,000 warrants in a cash-less transaction. This resulted in the Company receiving 1,551 shares of its common stock at a price of $21.35.

       A summary of treasury stock as of June 30, 1998, is as follows:

                Number
               Of Shares             Price                  Value
               ---------             -----                  -----
                3,541           $    13.125             $   46,475
                1,551                21.350                 33,113
                                                        ----------
                                                        $   79,588
                                                        ==========


       On August 5, 1998, the Company announced a stock repurchase program whereby up to 500,000 shares, or approximately 6%, of the Company's common stock may be purchased from time to time in the open market. The Company intends to utilize a portion of the reacquired shares for reissuance in connection with its newly adopted aforementioned Employee Stock Purchase Plan as well as to reduce dilution from the Company's existing stock option plans.

6)     UPSYS-CERPROBE L.L.C.

       On June 25, 1998, Upsys's 45% interest in Upsys-Cerprobe L.L.C. was purchased by the Company. The acquisition resulted in $376,365 of Goodwill which will be amortized on a straight-line basis over eight years.

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

     The Company has grown substantially over the last five years as the Company has increased its market share and has benefited from the substantial growth in the worldwide demand for ICs. Net sales have increased from $11.2 million for 1993 to $77.1 million for 1997. Similarly, the Company's net income has increased from $1.5 million for 1993 to $6.7 million for 1997 (before a one-time acquisition related expenses charge). Until 1995, substantially all of the Company's growth was from the existing probe card product line.

     Beginning with the April 1995 acquisition of Fresh Test Technology Corporation ("Fresh Test"), acquisitions have contributed to the Company's growth. Fresh Test expanded the Company's product line to include ATE interface assemblies. The Company acquired CompuRoute in December 1996, which enabled the Company to offer ATE test boards. The Company acquired SVTR in January 1997, which added wafer prober remanufacturing and upgrading services. Net sales from these acquired products and services together approximated $28 million, $7 million, and $4 million in 1997, 1996, and 1995, respectively.

     The Company believes that it is positioned to continue its long term growth as a result of its strength in designing, producing, and delivering, on a timely and cost-efficient basis, a broad range of custom or customized, high quality test products and services for semiconductor manufacturers in the United States, Europe, and Asia. Beginning in the second quarter of 1998, however, the worldwide demand for ICs fell dramatically due to excess inventory of older IC designs, and slower transition to new IC designs resulting generally from softening worldwide demand for end user products, especially personal computers. Current Asian economic instability exacerbated the semiconductor industry downturn. The Company's financial performance was negatively impacted by these industry conditions. Net sales fell from $24.6 million for the first quarter of 1998 to $18.8 million, or a decline of 23.6%, for the second quarter of 1998. Net income declined 79.7% from $2.3 million to $467,000. The more significant percentage decrease in net income was a result of excess production capacity and under-absorption of overhead costs. The Company is cautious about sales and net income for the balance of 1998 due to the continued uncertainty in the industry. The Company has reduced its workforce and has implemented other cost reduction measures to improve its profitability at the current sales levels.

     The Company maintains regional full service facilities in Arizona, California, and Texas as well as sales offices in Colorado, Florida, Massachusetts, and Oregon to service the U.S. market for its products and services. The Company continues to expand into international markets, and maintains a full service facility in Scotland to serve the European market and full service facilities in Singapore and Taiwan to serve the Southeast Asia market. Each of the Company's facilities is located in proximity to semiconductor manufacturing centers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

     Net Sales. Net sales for the three months ended June 30, 1998 were $18.8 million, an increase of 0.5% over net sales of $18.7 million for the three months ended June 30, 1997. The flat second quarter 1998 sales were a result of the current softness in the worldwide demand for semiconductors along with weaker business conditions in Asia.

     Gross Profit. Gross profit for the three months ended June 30, 1998 was $6.8 million, a decrease of 11.7% from the gross profit of $7.7 million for the same period in 1997. Gross margin decreased to 36.2% for the three months ended June 30, 1998, from 41.2% for the same period of 1997. The decrease in gross margin was primarily a result of lower sales from the recent softness in the worldwide demand for semiconductors. The Company's production infrastructure was capable of higher production run rates, thereby resulting in over capacity and under-absorption of overhead. Revenues from the Company's core products, probe cards and interfaces, were 76.8% of sales. Approximately 23.2% of net sales were attributed to ATE test boards from the Company's CompuRoute subsidiary and wafer prober products and services from the Company's SVTR subsidiary. This product mix ratio was approximately the same for the period ended June 30, 1997.

     Selling, General and Administrative. Selling, general and administrative expenses were $5.6 million, or 29.8% of net sales, for the three months ended June 30, 1998 as compared to $5.0 million, or 26.7% of net sales, for the same period of 1997, an increase of $0.6 million. The increase in selling, general and administrative expenses resulted primarily from domestic expansion occurring in the latter part of 1997 and the first quarter of 1998.

     Engineering and Product Development. Engineering and product development expenses were $796,149 for the three months ended June 30, 1998, an increase of 384.1% over $164,455 for the same period of 1997. This increase resulted primarily from Cerprobe's continued emphasis on engineering and product development. Additionally, during the three months ended June 30, 1997, expenses were offset by increased project funding receipts from collaborations on engineering and product development with certain customers.

     Interest Income. Interest income was $452,113 for the three months ended June 30, 1998 as compared to $32,504 for the same period in 1997. The increase was due to the investment of the net proceeds of the Company's 1997 common stock offering.

     Interest Expense. Interest expense was $61,655 for the three months ended June 30, 1998 as compared to $162,242 for the same period in 1997, a decrease of 62.0%. A portion of the net proceeds from the Company's 1997 common stock offering was used to repay the Company's short-term debt.

     Minority Interest Share of (Income) Loss. The minority interest share of income from operations of $43,123 for the three months ended June 30, 1998 represents the Company's joint venture partners' share (40.0%) of the income from Cerprobe Asia PTE LTD and the Company's joint venture partner's share (45.0%) of the loss from Upsys-Cerprobe, L.L.C. For the three months ended June 30, 1997, the minority interest share of loss from operations of $41,554 represents the Company's joint venture partner's share (40.0%, 30.0% prior to August 18, 1997) of income from Cerprobe Asia PTE LTD and the Company's joint venture partner's share (45.0%) of the loss from Upsys-Cerprobe, L.L.C.

     Provision for Income Taxes. The provision for income taxes was $284,595, which represents an effective tax rate of 37.9% for the three months ended June 30, 1998, compared to the provision for income taxes for the three months ended June 30, 1997 of $934,000, which represented an effective tax rate of 37.0%.

     Net Income. Net income for the three months ended June 30, 1998 was $466,778, a decrease of $1.1 million, or 68.8%, from net income of $1.6 million for the same period of 1997. Net income for the three months ended June 30, 1998 was 2.7% of net sales compared to 8.6% for the same period of 1997. The reduction in net income was due to lower sales with a production infrastructure capable of higher production run rates resulting in over capacity.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

     Net Sales. Net sales for the six months ended June 30, 1998 were $43.4 million, an increase of 25.4% over net sales of $34.6 million for the six months ended June 30, 1997. This increase, which occurred in the first quarter of 1998, was a result of higher order rates for Cerprobe's probe card and interface products. However, in the second quarter of 1998, slower sales rates resulted from the softness in the worldwide demand for the semiconductors along with weaker business in Asia.

     Gross Profit. Gross profit for the six months ended June 30, 1998 was $17.0 million, an increase of 19.7% from the gross profit of $14.2 million for the same period in 1997. Gross margin decreased to 39.2% for the six months ended June 30, 1998, from 41.0% for the same period of 1997. The decrease in gross margin primarily resulted from second quarter lower sales due to the softness in the worldwide demand for semiconductors. The Company's production infrastructure was capable of higher production run rates thereby resulting in over capacity.

     Selling, General and Administrative. Selling, general and administrative expenses were $11.3 million, or 26.0% of net sales, for the six months ended June 30, 1998 as compared to $9.1 million, or 26.3% of net sales, for the same period of 1997, an increase of $2.2 million. The increase in selling, general and administrative expenses resulted primarily from domestic expansion occurring in the later part of 1997 and first quarter of 1998.

     Engineering and Product Development. Engineering and product development expenses were $1.6 million for the six months ended June 30, 1998, an increase of 166.7% over $617,774 for the same period of 1997. This increase resulted primarily from Cerprobe's continued emphasis on engineering and product development. Additionally, during the six months ended June 30, 1997, expenses were offset by increased project funding receipts from collaborations on engineering and product development with certain customers.

     Interest Income. Interest income was $736,848 for the six months ended June 30, 1998 as compared to $67,664 for the same period in 1997. The increase was due to the investment of the net proceeds of the Company's 1997 secondary offering.

     Interest Expense. Interest expense was $122,588 for the six months ended June 30, 1998 as compared to $296,853 for the same period in 1997, a decrease of 58.7%. A portion of the net proceeds from the Company's 1997 secondary offering was used to repay the Company's short-term debt.

     Minority Interest Share of (Income) Loss. The minority interest share of income from operations of $25,393 for the six months ended June 30, 1998 represents the Company's joint venture partners' share (40.0%) of the income from Cerprobe Asia PTE LTD and the Company's joint venture partner's share

(45.0%) of the loss from Upsys-Cerprobe, L.L.C. For the six months ended June 30, 1997, the minority interest share of loss from operations of $28,985 represents the Company's joint venture partner's share (40.0%, 30.0% prior to August 18, 1997) of income from Cerprobe Asia PTE LTD and the Company's joint venture partner's share (45.0%) of the loss from Upsys-Cerprobe, L.L.C.

     Provision for Income Taxes. The provision for income taxes was $1.9 million, which represents an effective tax rate of 40.4% for the six months ended June 30, 1998, compared to the provision for income taxes for the six months ended June 30, 1997 of $1.5 million, which represented an effective tax rate of 38.6%, excluding acquisition related expenses of $6.2 million.

     Net Income. Net income for the six months ended June 30, 1998 was $2.8 million, an increase of $0.1 million, or 3.7%, from net income of $2.7 million, before acquisition related expenses, for the same period of 1997. Net income for the six months ended June 30, 1998 was 6.5% of net sales compared to 7.8% for the same period of 1997. This reduction of net income as a percentage of sales is due to lower sales with a production infrastructure capable of higher production run rates resulting in over capacity.

LIQUIDITY AND CAPITAL RESOURCES

     Cerprobe has financed its operations and capital requirements primarily through cash flow from operations, equipment lease financing arrangements, and sales of equity securities. At June 30, 1998, cash and short-term investments were $25.3 million compared to $30.3 million at December 31, 1997.

     Cerprobe generated approximately $390,262 in cash flow from operating activities for the six months ended June 30, 1998. Net accounts receivable increased by $294,569, or 2.9%, to $10.6 million at June 30, 1998. Net inventories increased $2.0 million, or 23.5%, over December 31, 1997 to $10.5 million at June 30, 1998. Inventory levels were increased in anticipation of continued growing demand for the Company's probe card and interface products. Beginning with the second quarter of 1998, however, demand for the Company's products fell sharply due to the onset of worldwide softness in semiconductor demand.

     Accounts payable and accrued expenses decreased $2.3 million, or 30.3%, to $5.3 million at June 30, 1998. The decrease resulted from Cerprobe's short-term financing of capital equipment purchased from vendors.

     The current portions of notes payable and capital leases increased to $1.7 million at June 30, 1998, from $769,459 at December 31, 1997, primarily as a result of financing capital equipment purchases.

     Working capital decreased $657,000, or 1.6%, to $41.8 million at June 30, 1998 from December 31, 1997. The current ratio increased from 6.1 at December 31, 1997 to 7.0 at June 30, 1998. This increase was due to the longer term financing of capital equipment.

     Cerprobe increased its net investment in property, plant, and equipment during the six months ended June 30, 1998 by $3.5 million, or 23.2%, to $18.6 million. This increase was attributable to the Company's first quarter efforts to expand capacity to meet customer demand for its products. These capital expenditures were funded from cash flow from operations and proceeds from the secondary offering.

     In April 1998, the Company signed a letter of intent to purchase the probe card operation of Upsys, a French testing and engineering company owned by IBM and GAME COGEMA Group for approximately $8,000,000 in cash. On July 14, 1998, the Company terminated negotiations.

     On December 17, 1997, the Board of Directors approved the Employee Stock Purchase Plan. The ESPP, was approved by the shareholders on May 29, 1998, at the Company's annual shareholder meeting.

     On August 5, 1998, the Company announced a stock repurchase program whereby up to 500,000 shares, or approximately 6%, of the Company's common stock may be purchased from time to time in the open market. The Company intends to utilize a portion of the reacquired shares for reissuance in connection with its newly adopted aforementioned Employee Stock Purchase Plan as well as to reduce dilution from the Company's existing stock option plans.

     Cerprobe believes that its working capital, together with the loan commitments, and anticipated cash flow from operations, will provide adequate sources to fund operations for at least the next 12 months. Cerprobe anticipates that any additional cash requirements for operations or capital expenditures will be financed through cash flow from operations, by borrowing from Cerprobe's primary lender, by lease financing arrangements, or by sales of equity securities. There can be no assurance that any such financing will be available on acceptable terms and that any additional equity financing, if available, would not result in additional dilution to existing investors.

YEAR 2000 ISSUE

     The Company is in the process of performing a comprehensive review of its Year 2000 issues and has completed its review of internal systems (information technology ("IT") and non-IT). The majority of the Company's application software programs are currently being replaced with Oracle applications which are Year 2000 compliant. The Company estimates the status of progress on these internal systems as follows:

IT Systems                 20%

Non-IT Systems             50%

The Company presently believes that with modifications and updates to existing software and the implementation of the Oracle applications, the Year 2000 problem will not pose significant operational problems for the Company's internal systems. The Company also believes that remediation costs to become Year 2000 compliant, excluding the costs associated with the replacement Oracle applications, are not material.

The Company is also continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. The Company is not able to determine the effect on the Company's results of operations, liquidity, and financial condition in the event the Company's material vendors and customers are not Year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when the Company believes a material vendor or customer will not be compliant.

BUSINESS OUTLOOK

     The Company's business depends substantially on both the volume of IC production by semiconductor manufacturers as well as new IC designs, which in turn depend on the demand of ICs and products utilizing ICs. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in reduced demand for IC testing products, including the products manufactured by the Company. Based on lower production rates among many of the Company's customers, the Company is very cautious about net sales for the remainder of 1998. In response to those lower sales, the Company analyzed its current cost structure and in early July undertook a restructuring to bring its production and overhead costs in line with the anticipated industry demand for its products in the second half of this year.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Statements in this section regarding the Company's prospects for growth and adequacy of sources of capital are forward-looking statements. Words such as "believes," "expects," "anticipates," "intends," "may," "estimates," "should," "will likely," and similar expressions are intended to identify such forward-looking statements. Actual results, however, could differ materially from those anticipated for a number of reasons, including product demand and development, technological advances, impact of competitive products and pricing, growth in targeted markets and other factors identified under "Special Considerations" of the Company's 1997 Form 10-K which has been filed with the Securities and Exchange Commission. Additional risk factors are identified from time to time in the Company's 1998 financial press releases. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

PART II - OTHER INFORMATION

Item 2 Sales of Unregistered Securities

       In June 1998, the Company issued upon exercise of a warrant 2,000 shares of its Common Stock at $16.55 per share to a representative of the sales agent that placed the Company's Series A Convertible Preferred in January of 1996. Payment was made in a cash-less exercise by surrender of 1,551 shares of the Company's Common Stock valued at $21.35 per share. The offering was made pursuant to Section 4(2) of the Securities Act of 1933.

Item 4 Submission of Matters to Vote of Security Holders

a. An annual meeting of stockholders of the Company was held on May 29, 1998.

b. The name of each director elected at the meeting is as follows: Ross J. Mangano, C. Zane Close, Kenneth W. Miller, Donald F. Walter, and William
       A. Fresh.

c.     The matters voted upon and the results of the voting were as follows:

       1. The following five persons were elected as Directors at the annual meeting pursuant to the following vote:

                                      Votes For                Votes Withheld
              Ross J. Mangano         6,246,463                    212,857
              C. Zane Close           6,248,901                    210,419
              Kenneth W. Miller       6,246,501                    212,819
              Donald F. Walter        6,145,981                    313,339
              William A. Fresh        6,249,401                    209,919

       2. An amendment to the Company's First Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 25,000,000 was approved at the annual meeting pursuant to the following vote:

              Votes For                                          4,766,963
              Votes Against                                      1,659,659
              Votes Abstaining                                      32,698

       3. An amendment to the Company's 1995 Stock Option Plan to increase the number of shares of common stock that may be issued pursuant to the plan from 800,000 to 1,400,000 was approved at the annual meeting pursuant to the following vote:

              Votes For                                          2,625,307
              Votes Against                                      1,791,944
              Votes Abstaining                                      35,721
              Not Voted                                          2,006,348

       4. An amendment to the Company's 1995 Stock Option Plan (a) to increase the number of options granted to non-employee members of the Board of Directors pursuant to annual automatic options from options to acquire 2,000 shares to 3,000 shares, (b) to provide that annual automatic options shall vest at the time of grant, and
              (c) to eliminate the granting of initial automatic options to new members of the Board of Directors was approved at the annual meeting pursuant to the following vote:

              Votes For                                          4,765,590
              Votes Against                                      1,613,347
              Votes Abstaining                                      37,545
              Not Voted                                             42,838

              5. The Company's Employee Stock Purchase Plan was approved at the annual meeting pursuant to the following vote:

                     Votes For                                   4,369,885
                     Votes Against                                  47,220
                     Votes Abstaining                               35,867
                     Not Voted                                   2,006,348

              6. The appointment of KPMG Peat Marwick LLP as the independent auditors of the Company was ratified at the annual meeting pursuant to the following vote:

                     Votes For                                   6,077,618
                     Votes Against                                  18,714
                     Votes Abstaining                              362,988

Item 6 Exhibits and Reports on Form 8-K

         a.       Exhibits

                  10(fff) Lease agreement between CompuRoute and BancOne Leasing Corporation dated May 7, 1998.

                  10(ggg) Lease agreement between CompuRoute and BancOne Leasing Corporation dated June 17, 1998.

                  10(hhh) Lease agreement between Cerprobe Corporation and Jackson-Shaw El Dorado Tech I Limited Partnership dated May 15, 1998.

                  3(a) Second Restated Certificate of Incorporation of Cerprobe Corporation, filed with the Delaware Secretary of State on June 23, 1998.

                  (11)     Computation of Net Income (Loss) Per Share.

                  (27.1)   Financial Data Schedule - June 30, 1998

                  (27.2)   Financial Data Schedule - June 30, 1997


         b. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigning thereunto duly authorized.


                                    CERPROBE CORPORATION





                                    /s/ Randal L. Buness
                                    ----------------------------------------
                                    Randal L. Buness
                                    Vice President - Chief Financial Officer





August 14, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

10(fff) Lease agreement between CompuRoute and BancOne Leasing Corporation dated May 7, 1998.

10(ggg) Lease agreement between CompuRoute and BancOne Leasing Corporation dated June 17, 1998.

10(hhh) Lease agreement between Cerprobe Corporation and Jackson-Shaw El Dorado Tech I Limited Partnership dated May 15, 1998.

3(a) Second Restated Certificate of Incorporation of Cerprobe Corporation, filed with the Delaware Secretary of State on June 23, 1998.

(11)      Computation of Net Income (Loss) Per Share.

(27.1)    Financial Data Schedule - June 30, 1998

(27.2)    Financial Data Schedule - June 30, 1997