Form 10-Q
period 1998-09-30
CERPROBE CORP
filed 1998-11-16
CIK 725259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarter Ended September 30, 1998

                                       or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
         ___________.

                         Commission File Number 0-11370




                              CERPROBE CORPORATION
                    (Exact name of registrant as specified in
                                  its charter)

                     DELAWARE                             86-0312814
                  (State or other                      (I.R.S. Employer
                  jurisdiction of                       Identification
                 incorporation or                           Number)
                   organization)

     1150 NORTH FIESTA BOULEVARD, GILBERT, ARIZONA           85233
        (Address of principal executive offices)           (Zip Code)

                                 (602) 333-1500
                         (Registrant's telephone number,
                              including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No __


     As of November 12, 1998, there were 7,714,736 shares of the registrant's Common Stock outstanding.

                              CERPROBE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

ITEM 1.     FINANCIAL STATEMENTS:

            Condensed Consolidated Balance Sheets -
            September 30, 1998 and December 31, 1997.........................3

            Condensed Consolidated Statements of Operations -
            Three and Nine months Ended September 30, 1998 and 1997..........4

            Condensed Consolidated Statements of Cash Flows -
            Nine months Ended September 30, 1998 and 1997....................5

            Notes to Condensed Consolidated Financial Statements.............7


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................12





                           PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES ..........................................18

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K ...............................18

SIGNATURE ..................................................................19

                      CERPROBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,    DECEMBER 31,
                      ASSETS                                     1998             1997
                                                                 ----             ----
                                                              (UNAUDITED)
Current assets:
   Cash and short-term investments                           $ 21,449,467    $ 29,716,188
   Accounts receivable, net of allowance of $234,559
     in 1998 and $215,179 in 1997                              11,013,101       8,230,178
   Inventories, net                                             5,516,599       4,969,804
   Accrued interest receivable                                    120,457         202,939
   Prepaid expenses                                               919,753         377,799
   Income taxes receivable                                        313,091         471,046
   Deferred tax asset                                           1,226,879         411,177
   Net assets of discontinued operations                        1,809,012       5,220,343
                                                             ------------    ------------
     Total current assets                                      42,368,359      49,599,474

Property, plant and equipment, net                             19,038,019      14,439,254
Intangibles, net                                                2,809,766       2,279,347
Other assets                                                      853,625         957,175
Net assets of discontinued operations                                --           832,653
                                                             ------------    ------------

     Total assets                                            $ 65,069,769    $ 68,107,903
                                                             ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $  2,447,596    $  3,502,561
   Accrued expenses                                             4,205,446       2,831,759
   Current portion of notes payable                               401,541         139,661
   Current portion of capital leases                              630,560         620,570
                                                             ------------    ------------
     Total current liabilities                                  7,685,143       7,094,551

Notes payable, less current portion                               736,196         138,985
Capital leases, less current portion                            2,301,861       1,136,032
Deferred tax liability                                            422,001         377,701
Other liabilities                                                   9,600          16,700
                                                             ------------    ------------
     Total liabilities                                         11,154,801       8,763,969
                                                             ------------    ------------

Minority interest                                                 191,227         132,437

Commitments and contingencies                                        --              --
Stockholders' equity:
   Common stock, $.05 par value; authorized
     25,000,000 shares; issued 8,127,728
     shares at September 30, 1998
     and 8,097,979 shares at December 31, 1997                    406,464         404,899
   Additional paid-in capital                                  55,213,526      55,136,307
   Retained earnings                                            3,028,648       4,001,642
   Foreign currency translation adjustment                       (348,840)       (331,351)
                                                             ------------    ------------
                                                               58,299,798      59,211,497
   Treasury stock, at cost, 412,992 shares
     at September 30, 1998                                     (4,576,057)           --
                                                             ------------    ------------
     Total stockholders' equity                                53,723,741      59,211,497
                                                             ------------    ------------

     Total liabilities and stockholders' equity              $ 65,069,769    $ 68,107,903
                                                             ============    ============

   See accompanying notes to condensed consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                      1998            1997            1998             1997

Net sales                                         $ 20,107,096    $ 17,562,150    $ 61,199,104    $ 49,134,074
Costs of goods sold                                 11,513,959       9,989,751      35,473,693      27,494,242
                                                  ------------    ------------    ------------    ------------
     Gross profit                                    8,593,137       7,572,399      25,725,411      21,639,832
                                                  ------------    ------------    ------------    ------------

Expenses:
   Selling, general and administrative               4,714,758       3,968,620      14,370,299      11,787,189
   Engineering and product development                 955,978         250,803       2,301,671         545,121
   Acquisition related expenses                      1,948,000            --         1,948,000            --
                                                  ------------    ------------    ------------    ------------
     Total expenses                                  7,618,736       4,219,423      18,619,970      12,332,310
                                                  ------------    ------------    ------------    ------------

Operating income                                       974,401       3,352,976       7,105,441       9,307,522
                                                  ------------    ------------    ------------    ------------

Other income (expense):
   Interest income                                     328,161           9,697       1,063,877          75,125
   Interest expense                                    (59,546)       (164,913)       (182,133)       (344,110)
   Other income                                        219,379         109,190         258,195         224,878
                                                  ------------    ------------    ------------    ------------
     Total other income (expense)                      487,994         (46,026)      1,139,939         (44,107)
                                                  ------------    ------------    ------------    ------------

Income before income taxes and
   minority interest                                 1,462,395       3,306,950       8,245,380       9,263,415

Minority interest share of (income) loss               (86,147)         67,394        (111,540)         96,379
                                                  ------------    ------------    ------------    ------------

Income before income taxes                           1,376,248       3,374,344       8,133,840       9,359,794

Provision for income taxes                            (568,613)     (1,442,284)     (3,376,637)     (3,816,184)
                                                  ------------    ------------    ------------    ------------

Income from continuing operations                      807,635       1,932,060       4,757,203       5,543,610

Discontinued operations:
   Income (loss) from operations of
     SVTR, Inc., net of taxes                         (785,097)      1,030,036      (1,922,457)     (5,886,822)
   Loss on disposal of SVTR, Inc., net of taxes     (3,807,740)           --        (3,807,740)           --
                                                  ------------    ------------    ------------    ------------
     Income (loss) from discontinued operations     (4,592,837)      1,030,036      (5,730,197)     (5,886,822)
                                                  ------------    ------------    ------------    ------------

Net income (loss)                                 $ (3,785,202)   $  2,962,096    $   (972,994)   $    (343,212)
                                                  ============    ============    ============    ============

Net income (loss) per common share:
   Basic:
   From continuing operations before
     acquisition related expenses                 $       0.25    $       0.31    $       0.74    $       0.89
   Acquisition related expenses                          (0.15)           --             (0.15)           --
                                                  ------------    ------------    ------------    ------------
   From continuing operations                             0.10            0.31            0.59            0.89
   From discontinued operations                          (0.59)           0.16           (0.71)          (0.95)
                                                  ------------    ------------    ------------    ------------
   Net income (loss) per common share             $      (0.49)   $       0.47    $      (0.12)   $      (0.06)
                                                  ============    ============    ============    ============

   Weighted average number of common
     shares outstanding                              7,768,874       6,246,825       8,058,011       6,219,800
                                                  ============    ============    ============    ============

   Diluted:
   From continuing operations before
     acquisition related expenses                 $       0.25    $       0.29    $       0.74    $       0.89
   Acquisition related expenses                          (0.15)           --             (0.15)           --
                                                  ------------    ------------    ------------    ------------
   From continuing operations                             0.10            0.29            0.59            0.89
   From discontinued operations                          (0.59)           0.16           (0.71)          (0.95)
                                                  ------------    ------------    ------------    ------------
   Net income (loss) per common share             $      (0.49)   $       0.45    $      (0.12)   $      (0.06)
                                                  ============    ============    ============    ============

   Weighted average number of common and
     common equivalent shares outstanding            7,768,874       6,637,665       8,058,011       6,219,800
                                                  ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                         1998            1997
                                                                                         ----            ----
Cash flows from operating activities:
    Income from continuing operations                                               $  4,757,203    $  5,543,611
    Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
        Depreciation and amortization                                                  3,378,441       2,621,681
        Acquisition related expenses                                                   1,948,000            --
        Loss on sale of equipment                                                        435,996           1,396
        Loss on disposal of discontinued operations, net of taxes                      3,807,740            --
        Tax benefit from exercise of nonqualified stock options                          106,000          28,000
        Deferred income taxes                                                           (771,402)       (303,553)
        Provision for losses on accounts receivable                                       19,920          18,000
        Provision for obsolete inventory                                                 315,000         204,997
        Income applicable to minority interest in consolidated subsidiaries              111,540          96,379
        Changes in working capital of continuing operations, net of acquisitions:
          Accounts receivable                                                         (1,323,031)     (2,738,299)
          Inventories                                                                   (730,671)      2,640,183
          Prepaid expenses and other assets                                             (175,710)        228,378
          Income taxes receivable                                                        157,955         214,097
          Accounts payable and accrued expenses                                         (317,706)       (300,740)
          Accrued income taxes                                                          (108,648)      2,118,521
          Other liabilities                                                               (7,100)         20,140
                                                                                    ------------    ------------
               Net cash provided by continuing operations                             11,603,527      10,392,791
               Net cash used in discontinued operations                               (5,293,953)     (6,989,699)
                                                                                    ------------    ------------
               Net cash provided by operating activities                               6,309,574       3,403,092
                                                                                    ------------    ------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                         (7,128,764)     (4,273,852)
    Investment in CRPB Investors, L.L.C                                                   47,656            (607)
    Investment in Upsys-Cerprobe, L.L.C                                                     --            19,333
    Purchase of Upsys-Cerprobe, L.L.C                                                   (376,366)           --
    Purchase of SemiConducteur Services S.A., net of cash acquired                    (3,230,230)           --
    Supplemental acquisition costs for CompuRoute                                           --           (80,102)
    Purchase of SVTR, Inc. net of cash acquired                                             --        (2,590,697)
    Proceeds from sale of equipment                                                         --            71,183
    Payment of notes receivable                                                             --           250,000
                                                                                    ------------    ------------
               Net cash used in investing activities                                 (10,687,704)     (6,604,742)
                                                                                    ------------    ------------
Cash flows from financing activities:
    Issuance of (payments on) notes payable and capital leases                           960,063      (3,765,841)
    Net proceeds (expenses) from issuance of common stock                               (245,093)     30,710,000
    Redemption of convertible preferred stock                                               --        (5,250,000)
    Purchase of treasury stock                                                        (4,781,107)           --
    Net proceeds from employee stock purchase plan                                       238,164            --
    Net proceeds from exercise of stock options                                          184,763         506,936
                                                                                    ------------    ------------
               Net cash provided by (used in) financing activities                    (3,643,210)     22,201,095
                                                                                    ------------    ------------
Effect of exchange rates on cash and short-term investments                             (245,381)       (138,965)
                                                                                    ------------    ------------
Net increase (decrease) in cash and short-term investments                            (8,266,721)     18,860,480
Cash and short-term investments, beginning of period                                  29,716,188       5,564,557
                                                                                    ============    ============
Cash and short-term investments, end of period                                      $ 21,449,467    $ 24,425,037
                                                                                    ============    ============

                     CERPROBE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                           1998           1997
                                                                                           ----           ----
Supplemental schedule of non-cash financing activities from continuing operations:
    Equipment acquired under capital leases                                            $   620,509    $     4,144
                                                                                       -----------    -----------
    Warrants                                                                           $    33,114    $      --
                                                                                       -----------    -----------
Supplemental disclosures of cash flow information from continuing operations:
    Interest paid                                                                      $   182,133    $   344,110
                                                                                       -----------    -----------
    Income taxes paid                                                                  $ 2,049,282    $ 1,917,596
                                                                                       -----------    -----------

Supplemental disclosures of non-cash investing activities:
    The Company acquired SVTR, Inc. for $4.5 million in the nine months ended September 30, 1997. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values.
    The Company acquired Upsys-Cerprobe. L.L.C. for $376,366 in the nine months ended September 30, 1998.
    The Company acquired SemiConducteur Services S.A. for approximately $3.3 million in the nine months ended September 30, 1998. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values.

A summary of the acquisitions is as follows:
    Purchase price                                                                     $ 3,626,366    $ 4,546,825
    Less cash acquired                                                                     (19,770)      (285,316)
    Common stock issued                                                                       --       (1,670,812)
                                                                                       -----------    -----------
      Cash invested                                                                    $ 3,606,596    $ 2,590,697
                                                                                       ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1)  BASIS OF PREPARATION

     The accompanying condensed consolidated financial statements as of September 30, 1998, and for the three and nine months ended September 30, 1998, and 1997, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 1997, was derived from the audited consolidated financial statements at such date.

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

     PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of Cerprobe Corporation and its subsidiaries: Cerprobe Europe Limited, Cerprobe Asia Holdings PTE LTD, CompuRoute, Inc., SVTR, Inc., ("SVTR") Upsys-Cerprobe, L.L.C., and Cobra Venture Management, Inc.

     Cerprobe Asia Holdings PTE LTD is a 60% (70% prior to August 18, 1997) owner of Cerprobe Asia PTE LTD; the balance is owned by Asian investors. Cerprobe Asia PTE LTD's wholly owned subsidiaries, Cerprobe Singapore PTE LTD and Cerprobe Taiwan Co. LTD, operate full service sales and manufacturing plants. All significant intercompany transactions have been eliminated in consolidation.

     On May 30, 1997, the Company entered into a joint venture with Upsys Reseau Eurisys ("Upsys"), a French company owned by IBM and GAME COGEMA Group, a French testing and engineering company. The joint venture, called Upsys-Cerprobe, L.L.C., assembled and repaired Upsys's vertical probe card that had been distributed by Cerprobe throughout the United States and Asia. Cerprobe owned 55% of the joint venture and Upsys owned 45%. Accordingly, the condensed consolidated financial statements include the activities of Upsys-Cerprobe, L.L.C. since the date of inception of the joint venture. On June 25, 1998, the Company terminated its distribution agreement with Upsys, and in connection therewith, Upsys's 45% interest in Upsys-Cerprobe, L.L.C. was purchased. (See Note 5)

     On September 30, 1998, the Company acquired France-based SemiConducteur Services S.A. ("SCS") for $3.0 million in cash plus $250,000 in acquisition related expenses. SCS designs and manufactures probe cards at its manufacturing plant near Marseilles. Accordingly, the condensed consolidated balance sheet at September 30, 1998 includes the assets purchased and the liabilities assumed of SCS.

     In the third quarter of 1998, the Company discontinued operations of SVTR, a wafer prober refurbishing and upgrading subsidiary. As a result, the Company plans to dispose of SVTR's assets by the end of 1998. SVTR has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying financial statements.

(2)  COMMITMENTS AND CONTINGENCIES

     LEGAL CLAIM

     On October 20, 1998, the Company filed an action against the former President, Director and shareholders of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of a merger into its wholly-owned subsidiary, SVTR, Inc. in January, 1997. The suit seeks rescission of the merger transaction and/or money damages arising from the failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. While the Company intends to vigorously prosecute this action, it is impossible to predict the outcome of this or any litigation. Regardless of the outcome, it is not anticipated that this suit will have a material adverse impact on the Company's financial condition or results of operations.

     The Company is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these actions would not have a material adverse effect on the Company.

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

     The Company recognized a comprehensive loss of $962,501 for the nine months ended September 30, 1998 and a comprehensive loss of $426,590 for the nine months ended September 30, 1997 as follows:

                                                     Nine months ended
                                                       September 30,
                                                       -------------
                                                    1998         1997
                                                    ----         ----
Net loss                                         $(972,994)   $(343,212)
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment         17,489     (138,963)
    Tax (expense) benefit from foreign
         currency translation                       (6,996)      55,585
                                                 ---------    ---------
          Net other comprehensive income (loss)     10,493      (83,378)
                                                 ---------    ---------
Comprehensive loss
                                                 $(962,501)   $(426,590)
                                                 =========    =========


(4)  TREASURY STOCK

     In the third quarter of 1998, the Company purchased on the open market 407,900 shares of its Common Stock at an average purchase price of $11.02 per share. The Company currently holds 412,992 shares in treasury.

(5)  UPSYS-CERPROBE L.L.C.

     On June 25, 1998, the Company purchased Upsys's 45% interest in Upsys-Cerprobe L.L.C. The acquisition resulted in $376,366 of Goodwill, which will be amortized on a straight-line basis over eight years.

(6)  DISCONTINUED OPERATIONS

     In the third quarter of 1998, the Company discontinued operations of SVTR, a wafer prober refurbishing and upgrading subsidiary. The discontinuance resulted from questions regarding the origins of certain software necessary for SVTR's business. As a result, the Company plans disposition of the operations by sale or closure by the end of 1998.

     SVTR has been accounted for as a discontinued operation and accordingly, its results of operation and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Net sales, related losses and income taxes associated with the discontinued operations are as follows:

                          Three Months Ended           Nine Months Ended
                             September 30,                September 30,
                             -------------                -------------
                          1998          1997          1998           1997
                          ----          ----          ----           ----
Net sales             $   740,682    $2,324,297   $ 3,070,479    $ 5,335,294

Discontinued
  operations:
Income (loss) from
   operations         $(1,308,495)   $  836,564   $(3,204,095)   $(6,963,894)
 Income tax benefit       523,398       193,472     1,281,638      1,077,072
                      -----------    ----------   -----------    -----------
 Income (loss) from
   operations, net
   of taxes           $  (785,097)   $1,030,036   $(1,922,457)   $(5,886,822)
                      ===========    ==========   ===========    ===========

 Loss on disposal     $(6,346,233)         --     $(6,346,233)          --
 Income tax benefit     2,538,493          --       2,538,493           --
                      -----------    ----------   -----------    -----------
 Loss on disposal,
   net of taxes       $(3,807,740)   $     --     $(3,807,740)   $      --
                      ===========    ==========   ===========    ===========


     The effective income tax benefit (expense) from discontinued operations is approximately the same as the Company's effective tax rate.

     The Company recorded a pretax charge of $4,597,034 to write down inventory, equipment, and intangibles to estimated net realizable value and to record additional liabilities in the shut down period. A charge of $1,749,199 was also recorded to reflect the estimated phase out costs and losses from operations associated with SVTR. The tax benefit associated with these charges was $2,538,493.

     The net assets of the discontinued operations have been reclassified in the accompanying consolidated balance sheet as follows:

                                            September 30,
                                            -------------
                                         1998          1997
                                         ----          ----
Current assets                       $ 4,693,906    $ 6,527,594
Property, plant and equipment, net        64,160        702,648
Intangibles, net                              --        116,954
Other assets                              47,315         52,741
Current liabilities                   (2,971,721)    (1,307,251)
Long term debt                           (24,648)       (39,690)
                                     -----------    -----------
                                     $ 1,809,012    $ 6,052,996
                                     ===========    ===========


(7)  ACQUISITION

     On September 30, 1998, the Company acquired France-based SemiConducteur Services S.A. ("SCS") for $3.0 million in cash and approximately $250,000 in acquisition related expenses. SCS designs and manufactures probe cards at its manufacturing plant near Marseilles. The acquisition resulted in $1,948,000 in purchased research and development, which was charged to operations upon acquisition, and $226,051 in goodwill which will be amortized on a straight-line basis over 8 years.

     The acquisition was accounted for as a purchase and accordingly the accompanying condensed consolidated balance sheet include the assets purchased and liabilities assumed of SCS at September 30, 1998.

(8)  SUBSEQUENT EVENTS

     CAPITAL LEASES

     In October 1998, the Company financed an additional $505,575 of manufacturing equipment with BancOne Leasing Corporation. The lease accrues interest at 6.33% annually with monthly payments for 60 months of principal and interest of $9,853.

     SHAREHOLDER RIGHTS PLAN

     On October 8, 1998, each shareholder of record received one Preferred Share Purchase Right on each outstanding share of Common Stock owned. Each right entitled shareholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $110. The Rights will be exercisable if a person or group hereafter acquires 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. Should this occur, the Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of Common Stock having a market value at the time of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

     LICENSE AGREEMENT

     In November 1998 the Company signed a 10-year agreement with Feinmetall GmbH, a German contact technology company. The agreement gives Cerprobe exclusive license to manufacture, distribute, and repair vertical integrated probe (ViProbe(R)) products worldwide, except Europe.

ITEM 1.  LEGAL PROCEEDINGS

On October 20, 1998, the Company filed an action entitled Cerprobe Corporation and SVTR, Inc. v. William E. Mayer, et al (No. C 98-4034), in the U.S. District Court for the Northern District of California, against the former President, Director and shareholders of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of a merger into its wholly-owned subsidiary, SVTR, Inc. in January, 1997. The suit seeks rescission of the merger transaction and/or money damages arising from the failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business.

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

   The Company has grown substantially over the last five years as the Company has increased its market share and has benefited from the substantial growth in the worldwide demand for ICs. Net sales from continuing operations have increased from $11.2 million for 1993 to $69.0 million for 1997. Similarly, the Company's income from continuing operations has increased from $1.5 million for 1993 to $7.7 million for 1997 (before a one-time acquisition related expenses charge). Until 1995, substantially all of the Company's growth was from the existing probe card product line.

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

   In the third quarter of 1998, the Company discontinued operations of SVTR. As a result, the Company plans disposition of the operation by sale or closure by the end of 1998. SVTR has been accounted for as a discontinued operation and, accordingly, its results of operation and financial position are segregated for all periods presented.

   In September 1998, the Company acquired France-based SemiConducteur Services S.A. ("SCS") for $3.0 million in cash plus $250,000 in acquisition related expenses. SCS designs and manufactures probe cards at its manufacturing plant near Marsielle. Accordingly, the condensed consolidated balance sheet at September 30, 1998 includes the assets purchased and the liabilities assumed of SCS.

   The Company believes that it is positioned to continue its long term growth as a result of its strength in designing, producing, and delivering, on a timely and cost-efficient basis, a broad range of custom or customized, high quality test products and services for semiconductor manufacturers in the United States, Europe, and Asia. Beginning in the second quarter of 1998, however, the worldwide demand for ICs fell dramatically due to excess inventory of older IC designs, and slower transition to new IC designs resulting generally from softening worldwide demand for end user products, especially personal computers. Current Asian economic instability exacerbated the semiconductor industry downturn. The Company's financial performance was negatively impacted by these industry conditions. Net sales fell from $23.0 million, restated for discontinued operation of SVTR, Inc, for the first quarter of 1998 to $20.1 million for the third quarter of 1998, or a decline of 12.6%. For the same periods net income from continuing operations was $2.7 million compared to $2.0 million, prior to acquisition related expenses.

The Company is cautious about sales and net income for the balance of 1998 due to the continued uncertainty in the industry.

   The Company maintains regional full service facilities in Arizona, California, and Texas as well as sales offices in Colorado, Florida, Massachusetts, and Oregon to service the U.S. market for its products and services. The Company continues to expand into international markets, and maintains full service facilities in Scotland and France to serve the European market and full service facilities in Singapore and Taiwan to serve the Southeast Asia market. Each of the Company's facilities is located in proximity to semiconductor manufacturing centers.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

   Net Sales. Net sales for the three months ended September 30, 1998 were $20.1 million, an increase of 14.2% over net sales of $17.6 million for the three months ended September 30, 1997.

   Gross Profit. Gross profit for the three months ended September 30, 1998 was $8.6 million, an increase of 13.2% from the gross profit of $7.6 million for the same period in 1997. Gross margin decreased to 42.8% for the three months ended September 30, 1998, from 43.2% for the same period of 1997. The decrease in gross margin was primarily a result of the Company's production infrastructure capable of higher production run rates, resulting in over capacity and under-absorption of overhead.

   Selling, General and Administrative. Selling, general and administrative expenses were $4.7 million, or 23.4% of net sales, for the three months ended September 30, 1998 as compared to $4.0 million, or 22.7% of net sales, for the same period of 1997, an increase of $0.7 million.

   Engineering and Product Development. Engineering and product development expenses were $955,978 for the three months ended September 30, 1998, an increase of 281.2% over $250,803 for the same period of 1997. The Company has added substantial resources to its product development team to address emerging and next generation probing requirements for grid array, multi-chip testing, very high frequency ICs, and those that have pad pitch architectures of less than 60 microns.

   Interest Income. Interest income was $328,161 for the three months ended September 30, 1998 as compared to $9,697 for the same period in 1997. The increase was due to the investment of the net proceeds of the Company's 1997 Common Stock offering.

   Interest Expense. Interest expense was $59,546 for the three months ended September 30, 1998 as compared to $164,913 for the same period in 1997, a decrease of $105,367. A portion of the net proceeds from the Company's 1997 Common Stock offering was used to repay the Company's short-term debt.

   Minority Interest Share of (Income) Loss. The minority interest share of income from operations of $86,147 for the three months ended September 30, 1998 represents the Company's joint venture partners' share (40.0%) of the income from Cerprobe Asia PTE LTD. For the three months ended

September 30, 1997, the minority interest share of loss from operations of $67,394 represents the Company's joint venture partner's share (40.0%, 30.0% prior to August 18, 1997) of income from Cerprobe Asia PTE LTD and the Company's joint venture partner's share (45.0%) of the loss from Upsys-Cerprobe, L.L.C.

   Provision for Income Taxes. The provision for income taxes was $568,613, which represents an effective tax rate of 41.3% for the three months ended September 30, 1998, compared to the provision for income taxes for the three months ended September 30, 1997 of $1.4 million, which represented an effective tax rate of 41.2%.

   Discontinued operations. For the three months ended September 30, 1998, the Company has recorded approximately $4.6 million in loss from operations and loss from disposal of its wafer prober refurbishing and upgrading subsidiary, SVTR, Inc. The Company plans disposition of the operations by sale or closure by the end of 1998.

   Net Income. Net loss for the three months ended September 30, 1998 was $3.8 million, an increased loss of $6.8 million, or 227%, from net income of $3.0 million for the same period of 1997. Prior to acquisition costs and discontinued operations, net income for the three months ended September 30, 1998 was $2 million as compared to $1.9 million for the same period of 1997.

Nine months Ended September 30, 1998 Compared to Nine months Ended September 30, 1997.

   Net Sales. Net sales for the nine months ended September 30, 1998 were $61.2 million, an increase of 24.6% over net sales of $49.1 million for the nine months ended September 30, 1997. The majority of this increase occurred in the first quarter of 1998 as a result of higher order rates for Cerprobe's probe card and interface products. However, in the second and third quarters of 1998, slower sales have resulted from the softness in the worldwide demand for semiconductors.

   Gross Profit. Gross profit for the nine months ended September 30, 1998 was $25.7 million, an increase of 19.0% from the gross profit of $21.6 million for the same period in 1997. Gross margin decreased to 42.0% for the nine months ended September 30, 1998, from 44.0% for the same period of 1997. The decrease in gross margin primarily resulted from second and third quarter lower sales due to the softness in the worldwide demand for semiconductors. The Company's production infrastructure was capable of higher production run rates thereby resulting in over capacity.

   Selling, General and Administrative. Selling, general and administrative expenses were $14.4 million, or 23.5% of net sales, for the nine months ended September 30, 1998 as compared to $11.8 million, or 24.0% of net sales, for the same period of 1997, an increase of $2.6 million. The increase in selling, general and administrative expenses resulted primarily from domestic expansion occurring in the later part of 1997 and first quarter of 1998.

   Engineering and Product Development. Engineering and product development expenses were $2.3 million for the nine months ended September 30, 1998, an increase of 360.0% over $545,000 for the same period of 1997. The Company has added substantial resources to its product development team to address multi-chip testing, very high frequency ICs, and those that have pad pitch architectures of less than 60 microns. Additionally, during the nine months ended September 30,

1997, expenses were offset by increased project funding receipts from collaborations on engineering and product development with certain customers.

   Interest Income. Interest income was $1.1 million for the nine months ended September 30, 1998 as compared to $75,125 for the same period in 1997. The increase was due to the investment of the net proceeds of the Company's 1997 secondary offering.

   Interest Expense. Interest expense was $182,133 for the nine months ended September 30, 1998 as compared to $344,110 for the same period in 1997, a decrease of 47.1%. A portion of the net proceeds from the Company's 1997 secondary offering was used to repay the Company's short-term debt.

   Minority Interest Share of (Income) Loss. The minority interest share of income from operations of $111,540 for the nine months ended September 30, 1998 represents the Company's joint venture partners' share (40.0%) of the income from Cerprobe Asia PTE LTD and the Company's joint venture partner's share (45.0%) of the loss from Upsys-Cerprobe, L.L.C. For the nine months ended September 30, 1997, the minority interest share of loss from operations of $96,379 represents the Company's joint venture partner's share (40.0%, 30.0% prior to August 18, 1997) of income from Cerprobe Asia PTE LTD and the Company's joint venture partner's share (45.0%) of the loss from Upsys-Cerprobe, L.L.C.

   Provision for Income Taxes. The provision for income taxes was $3.4 million, which represents an effective tax rate of 42.0% for the nine months ended September 30, 1998, compared to the provision for income taxes for the nine months ended September 30, 1997 of $3.8 million, which represented an effective tax rate of 40.4%.

   Discontinued operations. For the nine months ended September 30, 1998, the Company has recorded approximately $4.6 million in loss from operations and loss from disposal of its wafer prober refurbishing and upgrading subsidiary, SVTR, Inc. The Company plans disposition of the operations by sale or closure by the end of 1998.

   Net Income. Net loss for the nine months ended September 30, 1998 was $1.0 million, an increased loss of $.7 million, or 2.33%, from net loss of $343,212 for the same period of 1997. Prior to acquisition costs and discontinued operations, net income for the nine months ended September 30, 1998 was $5.9 million as compared to $5.5 million for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

   Cerprobe has financed its operations and capital requirements primarily through cash flow from operations, equipment lease financing arrangements, and sales of equity securities. At September 30, 1998, cash and short-term investments were $21.4 million compared to $29.7 million at December 31, 1997.

   Cerprobe generated approximately $6.3 million in cash flow from operating activities for the nine months ended September 30, 1998. Net accounts receivable increased by $2.8 million, or 34.1%, to $11.0 million at September 30, 1998. Approximately $1.5 million was due to the acquisition of SCS. Net inventories increased $546,795, or 11.0%, over December 31, 1997 to $5.5 million at September 30, 1998. Approximately $131,000 was due to the acquisition of SCS.

   Accounts payable and accrued expenses increased $383,722, or 6.1%, to $6.7 million at September 30, 1998. The increase resulted from the acquisition of SCS.

   The current portions of notes payable and capital leases increased to $1.0 million at September 30, 1998, from $760,231 at December 31, 1997, primarily as a result of financing capital equipment purchases.

   Working capital decreased $7.8 million, or 18.4, to $34.7 million at September 30, 1998 from December 31, 1997. The current ratio decreased from 7.0 at December 31, 1997 to 5.5 at September 30, 1998. This decrease was due to the reduction of cash from the acquisition of SCS and the stock repurchase program.

   Cerprobe increased its net investment in property, plant, and equipment during the nine months ended September 30, 1998 by $4.6 million, or 31.9%, to $19.0 million. This increase was attributable to the Company's first quarter efforts to expand capacity to meet customer demand for its products and the acquisition of SCS. These capital expenditures were funded from cash flow from operations and capital bases.

   On August 5, 1998, the Company announced a stock repurchase program whereby up to 500,000 shares, or approximately 6%, of the Company's Common Stock may be purchased from time to time in the open market. The Company intends to utilize a portion of the reacquired shares for reissuance in connection with its Employee Stock Purchase Plan as well as to reduce dilution from the Company's existing stock option plans. As of September 30, 1998 the Company had purchased 412,992 shares at an approximate cost of $4.6 million.

   On September 30, 1998, the Company acquired France-based SemiConducteur Services S.A. for $3.0 million in cash and approximately $250,000 in acquisition related expenses. SCS designs and manufactures probe cards at its manufacturing plant near Marseilles.

   On October 22, 1998, the Company financed an additional $505,575 of manufacturing equipment with BancOne Leasing Corporation. The lease accrues interest at 6.33% annually with monthly payments for 60 months of principal and interest of $9,853.10.

   Cerprobe believes that its working capital, together with its credit facilities, and anticipated cash flow from operations, will provide adequate sources to fund operations for at least the next 12 months. Cerprobe anticipates that any additional cash requirements for operations or capital expenditures will be financed by borrowing from Cerprobe's primary lender, by lease financing arrangements, or by sales of equity securities. There can be no assurance that any such financing will be available on acceptable terms and that any additional equity financing, if available, would not result in additional dilution to existing investors.

YEAR 2000 ISSUE

   The Company is in the process of performing a comprehensive review of its Year 2000 issues and has completed its review of internal systems (information technology ("IT") and non-IT). The majority of the Company's application software programs are currently being replaced with Oracle applications which are Year 2000 compliant. The Oracle project budget, including software, hardware, and implementation is expected to be approximately $3.0 million. The Company estimates the status of progress on these internal systems as of September 30, 1998 was as follows:

IT Systems        50%

Non-IT Systems    50%

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

PART II - OTHER INFORMATION


Item 2      Changes in Securities

            On October 8, 1998, each shareholder of record will receive one Preferred Share Purchase Right on each outstanding share of Common Stock owned. Each Right will entitle shareholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $110. The Rights will be exercisable if a person or group hereafter acquires 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. Should this occur, the Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquired 15% or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's Common Shares having a market value at that time of twice the Right's exercise price.

Item 6      Exhibits and Reports on Form 8-K

            a.    Exhibits

               10(iii)  Lease agreement between Cerprobe Corporation and BancOne
                        Leasing Corporation dated October 22, 1998.
               (11)     Computation of Net Income (Loss) Per Share.
               (27.1)   Financial Data Schedule - September 30, 1998
               (27.2)   Financial Data Schedule - September 30, 1997

            b.    Reports on Form 8-K

               Form 8-K, filed on October 2, 1998, to report the approval of the declaration of a dividend distribution of one Preferred Share Purchase Right on each outstanding share of Cerprobe's Common Stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigning thereunto duly authorized.


                                   CERPROBE CORPORATION





                                   /s/  Randal L. Buness
                                    --------------------------------------------
                                        Randal L. Buness
                                        Vice President - Chief Financial Officer

November 12, 1998

                                 Exhibit Index

               10(iii)  Lease agreement between Cerprobe Corporation and BancOne
                        Leasing Corporation dated October 22, 1998.
               (11)     Computation of Net Income (Loss) Per Share.
               (27.1)   Financial Data Schedule - September 30, 1998
               (27.2)   Financial Data Schedule - September 30, 1997