Form 10-Q/A
period 1998-09-30
CERPROBE CORP
filed 1998-12-08
CIK 725259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
 X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1998

                                       or

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


     As of December 1, 1998, there were 7,714,736 shares of the registrant's Common Stock outstanding.

                              CERPROBE CORPORATION

                                   FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                            Page

AMENDMENT EXPLANATION.........................................................3


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS...........................................4

ITEM 2.           CHANGES IN SECURITIES.......................................4

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................4

SIGNATURE         ............................................................5

AMENDMENT EXPLANATION

         Item 1. Legal Proceedings was incorrectly placed under Part I rather than Part II. This amendment moves such Item from Part I to Part II. The following is the corrected Part II in its entirety, without the previously filed exhibits.

PART II - OTHER INFORMATION


Item 1            Legal Proceedings

                  On October 20, 1998, the Company filed an action entitled Cerprobe Corporation and SVTR, Inc. v. William E. Mayer, et al (No. C 98-4034), in the U.S. District court for the Northern District of California, against the former President, Director and shareholders of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of a merger into its wholly-owned subsidiary, SVTR, Inc. in January, 1997. The suit seeks rescission of the merger transaction and/or money damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business.

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

Item 6            Exhibits and Reports on Form 8-K

                  a.  Exhibits

                      10(iii) Lease agreement between Cerprobe Corporation and BancOne Leasing Corporation dated October 22, 1998.(1)
                      (11)          Computation of Net Income (Loss) Per
                                    Share.(1)
                      (27.1)        Financial Data Schedule - September 30,
                                    1998(1)
                      (27.2)        Financial Data Schedule - September 30,
                                    1997(1)

                  b.  Reports on Form 8-K

                      Form 8-K, filed on October 2, 1998, to report the approval of the declaration of a dividend distribution of one Preferred Share Purchase Right on each outstanding share of Cerprobe's Common Stock.

                  (1) Previously filed with third quarter 10Q on November 16,
                      1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigning thereunto duly authorized.


                              CERPROBE CORPORATION



                              /s/  Randal L. Buness
                                   Randal L. Buness
                                   Vice President - Chief Financial Officer





December 1, 1998