Form 10-Q/A
period 1998-09-30
CERPROBE CORP
filed 1999-03-08
CIK 725259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               AMENDMENT NUMBER 2

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


     As of February 26, 1999, there were 7,657,726 shares of the registrant's Common Stock outstanding.

                              CERPROBE CORPORATION


                         QUARTERLY REPORT ON FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
RESTATEMENT EXPLANATION.......................................................................................     3


                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS AS RESTATED

                  Condensed Consolidated Balance Sheets -
                  September 30, 1998 and December 31, 1997.....................................................    4

                  Condensed Consolidated Statements of Operations -
                  Three and Nine months Ended September 30, 1998 and 1997......................................    5

                  Condensed Consolidated Statements of Cash Flows -
                  Nine months Ended September 30, 1998 and 1997................................................    6

                  Notes to Condensed Consolidated Financial Statements.........................................    8


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS AS RESTATED..............................................   14





                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS............................................................................   20

ITEM 2.           CHANGES IN SECURITIES........................................................................   20

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.............................................................   20

SIGNATURE         .............................................................................................   22

                      CERPROBE CORPORATION AND SUBSIDIARIES

                             RESTATEMENT EXPLANATION


The accompanying condensed consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 have been restated to reflect a change in the amount of in-process research and development charge ("IPR&D") related to the September 30, 1998 acquisition of France-based SemiConducteur Services S.A. ("SCS").

The IPR&D adjustment was made in response to the recent initiative of the Securities and Exchange Commission regarding IPR&D charges. The Company recalculated the IPR&D charge attributable to the $3,250,000 acquisition of SCS which occurred in the third quarter of 1998. The previously reported $1,948,000 IPR&D charge has been reduced by $380,000 to a revised amount of $1,568,000 based on this recalculation. The adjustment, net of tax, has increased net income from continuing operations by $228,000, or $0.03 per diluted common share outstanding for the three and nine months ended September 30, 1998.

A summary of the financial statement impact of this restatement, by line item, is included in Note 7. Also, all other footnotes have been revised to reflect the effect of this restatement, as applicable.

                      CERPROBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                 Assets                                                    1998                1997
                                                                                       ------------        ------------
                                                                                       (unaudited
                                                                                      and restated)
Current assets:
    Cash and short-term investments                                                    $ 21,449,467        $ 29,716,188
    Accounts receivable, net of allowance of $234,559
      in 1998 and $215,179 in 1997                                                       11,013,101           8,230,178
    Inventories, net                                                                      5,516,599           4,969,804
    Accrued interest receivable                                                             120,457             202,939
    Prepaid expenses                                                                        919,753             377,799
    Income taxes receivable                                                                 313,091             471,046
    Deferred tax asset                                                                    1,226,879             411,177
    Net assets of discontinued operations                                                 1,809,012           5,220,343
                                                                                       ------------        ------------
      Total current assets                                                               42,368,359          49,599,474

Property, plant and equipment, net                                                       19,038,019          14,439,254
Intangibles, net                                                                          3,189,766           2,279,347
Other assets                                                                                853,625             957,175
Net assets of discontinued operations                                                            --             832,653
                                                                                       ------------        ------------

      Total assets                                                                     $ 65,449,769        $ 68,107,903
                                                                                       ============        ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                   $  2,447,596        $  3,502,561
    Accrued expenses                                                                      4,205,446           2,831,759
    Current portion of notes payable                                                        401,541             139,661
    Current portion of capital leases                                                       630,560             620,570
                                                                                       ------------        ------------
      Total current liabilities                                                           7,685,143           7,094,551

Notes payable, less current portion                                                         736,196             138,985
Capital leases, less current portion                                                      2,301,861           1,136,032
Deferred tax liability                                                                      574,001             377,701
Other liabilities                                                                             9,600              16,700
                                                                                       ------------        ------------
      Total liabilities                                                                  11,306,801           8,763,969
                                                                                       ------------        ------------

Minority interest                                                                           191,227             132,437

Commitments and contingencies                                                                    --                  --
Stockholders' equity:
    Common stock, $.05 par value; authorized 25,000,000 shares;
      issued 8,127,728 shares at September 30, 1998 and
      8,097,979 shares at December 31, 1997                                                 406,464             404,899
    Additional paid-in capital                                                           55,213,526          55,136,307
    Retained earnings                                                                     3,256,648           4,001,642
    Foreign currency translation adjustment                                                (348,840)           (331,351)
                                                                                       ------------        ------------
                                                                                         58,527,798          59,211,497
    Treasury stock, at cost, 412,992 shares
      at September 30, 1998                                                              (4,576,057)                 --
                                                                                       ------------        ------------
      Total stockholders' equity                                                         53,951,741          59,211,497
                                                                                       ------------        ------------

      Total liabilities and stockholders' equity                                       $ 65,449,769        $ 68,107,903
                                                                                       ============        ============

     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited and restated)

                                                       THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------       ---------------------------------
                                                           1998                1997                1998                1997
                                                       ------------        ------------        ------------        ------------

Net sales                                              $ 20,107,096        $ 17,562,150        $ 61,199,104        $ 49,134,074
Costs of goods sold                                      11,513,959           9,989,751          35,473,693          27,494,242
                                                       ------------        ------------        ------------        ------------
      Gross profit                                        8,593,137           7,572,399          25,725,411          21,639,832
                                                       ------------        ------------        ------------        ------------

Expenses:
    Selling, general and administrative                   4,714,758           3,968,620          14,370,299          11,787,189
    Engineering and product development                     955,978             250,803           2,301,671             545,121
    Acquisition related expenses                          1,568,000                  --           1,568,000                  --
                                                       ------------        ------------        ------------        ------------
      Total expenses                                      7,238,736           4,219,423          18,239,970          12,332,310
                                                       ------------        ------------        ------------        ------------

Operating income                                          1,354,401           3,352,976           7,485,441           9,307,522
                                                       ------------        ------------        ------------        ------------

Other income (expense):
    Interest income                                         328,161               9,697           1,063,877              75,125
    Interest expense                                        (59,546)           (164,913)           (182,133)           (344,110)
    Other income                                            219,379             109,190             258,195             224,878
                                                       ------------        ------------        ------------        ------------
      Total other income (expense)                          487,994             (46,026)          1,139,939             (44,107)
                                                       ------------        ------------        ------------        ------------

Income before income taxes and
    minority interest                                     1,842,395           3,306,950           8,625,380           9,263,415

Minority interest share of (income) loss                    (86,147)             67,394            (111,540)             96,379
                                                       ------------        ------------        ------------        ------------

Income before income taxes                                1,756,248           3,374,344           8,513,840           9,359,794

Provision for income taxes                                 (720,613)         (1,442,284)         (3,528,637)         (3,816,184)
                                                       ------------        ------------        ------------        ------------

Income from continuing operations                         1,035,635           1,932,060           4,985,203           5,543,610

Discontinued operations:
    Income (loss) from operations of
      SVTR, Inc., net of taxes                             (785,097)          1,030,036          (1,922,457)         (5,886,822)
    Loss on disposal of SVTR, Inc., net of taxes         (3,807,740)                 --          (3,807,740)                 --
                                                       ------------        ------------        ------------        ------------
      Income (loss) from discontinued operations         (4,592,837)          1,030,036          (5,730,197)         (5,886,822)
                                                       ------------        ------------        ------------        ------------

Net income (loss)                                      $ (3,557,202)       $  2,962,096        $   (744,994)       $   (343,212)
                                                       ============        ============        ============        ============

Net income (loss) per common share:
    Basic:
    From continuing operations before
      acquisition related expenses                     $       0.25        $       0.31        $       0.74        $       0.89
    Acquisition related expenses                              (0.12)                 --               (0.12)                 --
                                                       ------------        ------------        ------------        ------------
    From continuing operations                                 0.13                0.31                0.62                0.89
    From discontinued operations                              (0.59)               0.16               (0.71)              (0.95)
                                                       ------------        ------------        ------------        ------------
    Net income (loss) per common share                 $      (0.46)       $       0.47        $      (0.09)       $      (0.06)
                                                       ============        ============        ============        ============

    Weighted average number of common
      shares outstanding                                  7,768,874           6,246,825           8,058,011           6,219,800
                                                       ============        ============        ============        ============

    Diluted:
    From continuing operations before
      acquisition related expenses                     $       0.25        $       0.29        $       0.74        $       0.89
    Acquisition related expenses                              (0.12)                 --               (0.12)                 --
                                                       ------------        ------------        ------------        ------------
    From continuing operations                                 0.13                0.29                0.62                0.89
    From discontinued operations                              (0.59)               0.16               (0.71)              (0.95)
                                                       ------------        ------------        ------------        ------------
    Net income (loss) per common share                 $      (0.46)       $       0.45        $      (0.09)       $      (0.06)
                                                       ============        ============        ============        ============

    Weighted average number of common and
      common equivalent shares outstanding                7,768,874           6,637,665           8,058,011           6,219,800
                                                       ============        ============        ============        ============

      See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited and restated)


                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     --------------------------------
                                                                                          1998                1997
                                                                                     ------------        ------------
Cash flows from operating activities:
     Net income from continuing operations                                           $  4,985,203        $  5,543,611
     Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
           Depreciation and amortization                                                3,378,441           2,621,681
           Acquisition related expenses                                                 1,568,000                  --
           Loss on sale of equipment                                                      435,996               1,396
           Loss on disposal of discontinued operations, net of taxes                    3,807,740                  --
           Tax benefit from exercise of nonqualified stock options                        106,000              28,000
           Deferred income taxes                                                         (619,402)           (303,553)
           Provision for losses on accounts receivable                                     19,920              18,000
           Provision for obsolete inventory                                               315,000             204,997
           Income applicable to minority interest in consolidated subsidiaries            111,540              96,379
           Changes in working capital of continuing operations, net of acquisitions:
               Accounts receivable                                                     (1,323,031)         (2,738,299)
               Inventories                                                               (730,671)          2,640,183
               Prepaid expenses and other assets                                         (175,710)            228,378
               Income taxes receivable                                                    157,955             214,097
               Accounts payable and accrued expenses                                     (317,706)           (300,740)
               Accrued income taxes                                                      (108,648)          2,118,521
               Other liabilities                                                           (7,100)             20,140
                                                                                     ------------        ------------
                 Net cash provided by continuing operations                            11,603,527          10,392,791
                                                                                     ------------        ------------
                 Net cash used in discontinued operations                              (5,293,953)         (6,989,699)
                                                                                     ------------        ------------
                 Net cash provided by operating activities                              6,309,574           3,403,092
                                                                                     ------------        ------------
Cash flows from investing activities:
     Purchase of property, plant and equipment                                         (7,128,764)         (4,273,852)
     Investment in CRPB Investors, L.L.C                                                   47,656                (607)
     Investment in Upsys-Cerprobe, L.L.C                                                       --              19,333
     Purchase of Upsys-Cerprobe, L.L.C                                                   (376,366)                 --
     Purchase of Semiconducteur Services S.A., net of cash acquired                    (3,230,230)                 --
     Supplemental acquisition costs for CompuRoute                                             --             (80,102)
     Purchase of SVTR, net of cash acquired                                                    --          (2,590,697)
     Proceeds from sale of equipment                                                           --              71,183
     Payment of notes receivable                                                               --             250,000
                                                                                     ------------        ------------
                  Net cash used in investing activities                               (10,687,704)         (6,604,742)
                                                                                     ------------        ------------
Cash flows from financing activities:
     Issuance of (payments on) notes payable and capital leases                           960,063          (3,765,841)
     Net proceeds (expenses) from issuance of common stock                               (245,093)         30,710,000
     Redemption of convertible preferred stock                                                 --          (5,250,000)
     Purchase of treasury stock                                                        (4,781,107)                 --
     Net proceeds from employee stock purchase plan                                       238,164                  --
     Net proceeds from exercise of stock options                                          184,763             506,936
                                                                                     ------------        ------------
                  Net cash provided by (used in) financing activities                  (3,643,210)         22,201,095
                                                                                     ------------        ------------
Effect of exchange rates on cash and short-term investments                              (245,381)           (138,965)
                                                                                     ------------        ------------
Net increase (decrease) in cash and short-term investments                             (8,266,721)         18,860,480
Cash and short-term investments, beginning of period                                   29,716,188           5,564,557
                                                                                     ------------        ------------
Cash and short-term investments, end of period                                       $ 21,449,467        $ 24,425,037
                                                                                     ============        ============

                      CERPROBE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited and restated)


                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     --------------------------------
                                                                                          1998                1997
                                                                                     ------------        ------------
Supplemental schedule of non-cash financing activities from continuing operations:
     Equipment acquired under capital leases                                          $   620,509        $     4,144
                                                                                      -----------        -----------
     Cash-less exercise of warrants                                                   $    33,114        $        --
                                                                                      -----------        -----------

Supplemental disclosures of cash flow information from continuing operations:
     Interest paid                                                                    $   182,133        $   344,110
                                                                                      -----------        -----------
     Income taxes paid                                                                $ 2,049,282        $ 1,917,596
                                                                                      -----------        -----------

Supplemental disclosures of non-cash investing activities:
     The Company acquired SVTR, Inc. for $4.5 million in the nine months ended September 30, 1997. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values.
     The Company acquired Upsys-Cerprobe. L.L.C  for $376,366 in  the nine months ended September 30, 1998.
     The Company acquired Semiconducteur Services S.A. for approximately $3.3 million in the nine months ended September 30, 1998. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values.

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

                      CERPROBE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (UNAUDITED AND RESTATED)

(1)    BASIS OF PREPARATION AND RESTATEMENT

       The accompanying condensed consolidated financial statements as of September 30, 1998, and for the three and nine months ended September 30, 1998 have been restated to reflect a change in the amount of in-process research and development charge ("IPR&D") related to the September 30 1998 acquisition of France-based SemiConducteur Services S.A. ("SCS").

       The IPR&D adjustment was made in response to a recent initiative of the Securities and Exchange Commission regarding IPR&D charge attributable to the $3,250,000 acquisition of SCS in the third quarter of 1998. The previously reported $1,948,000 IPR&D charge has been reduced by $380,000 to a revised amount of $1,568,000. The adjustment, net of tax, has increased net income from continuing operations by $228,000, or $0.03 per diluted common share outstanding for the three and nine months ended September 30, 1998.

       The effect of this restatement on previously reported condensed consolidated financial statements as of and for the three and nine months ended September 30, 1998 is detailed in Note 7.

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

       PRINCIPLES OF CONSOLIDATION

       The condensed consolidated financial statements include the accounts of Cerprobe Corporation and its subsidiaries: Cerprobe Europe Limited, Cerprobe Asia Holdings PTE LTD, CompuRoute, Inc.("CompuRoute"), SVTR, Inc. ("SVTR"), Upsys-Cerprobe, L.L.C., and Cobra Venture Management, Inc.

       Cerprobe Asia Holdings PTE LTD is a 60% (70% prior to August 18, 1997) owner of Cerprobe Asia PTE LTD; the balance is owned by Asian investors. Cerprobe Asia PTE LTD's wholly owned subsidiaries, Cerprobe Singapore PTE LTD and Cerprobe Taiwan Co. LTD, operate full service sales and manufacturing plants. All significant intercompany transactions have been eliminated in consolidation.

       On May 30, 1997, the Company entered into a joint venture with Upsys Reseau Eurisys ("Upsys"), a French company owned by IBM and GAME COGEMA Group, a French testing and engineering company. The joint venture, called Upsys-Cerprobe, L.L.C., assembled and repaired Upsys's vertical probe card that had been distributed by Cerprobe throughout the United States and Asia. Cerprobe owned 55% of the joint venture and Upsys owned 45%. Accordingly, the condensed consolidated financial statements include the activities of Upsys-Cerprobe, L.L.C. since the date of inception of the joint venture. On June 25, 1998, the Company terminated its distribution agreement with Upsys, and in connection therewith, Upsys's 45% interest in Upsys-Cerprobe, L.L.C. was purchased. (See Note 5)

       On September 30, 1998, the Company acquired France-based SemiConducteur Services S.A. or ("SCS") for $3.0 million in cash plus $250,000 in acquisition related expenses. SCS designs and manufactures probe cards at its manufacturing plant near Marseilles. Accordingly, the condensed consolidated balance sheet at September 30, 1998 includes the assets purchased and the liabilities assumed of SCS.

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

       The Company recognized a comprehensive loss of $734,501 and $426,590 for the nine months ended September 30, 1998 and 1997 as follows:

                                                      Nine months ended September 30,
                                                      -------------------------------
                                                          1998             1997
                                                        ---------        ---------

Net loss                                                $(744,994)       $(343,212)
Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustment              17,489         (138,963)
      Tax (expense) benefit from foreign currency
            Translation                                    (6,996)          55,585
                                                        ---------        ---------
            Net other comprehensive income (loss)          10,493          (83,378)
                                                        ---------        ---------
Comprehensive loss                                      $(734,501)       $(426,590)
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

       SVTR has been accounted for as a discontinued operation and accordingly, its results of operation and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Net sales, related losses and income taxes associated with the discontinued operations are as follows:



                              Three Months Ended                   Nine Months Ended
                                 September 30,                       September 30,
                         -----------------------------       ------------------------------
                            1998              1997              1998               1997
                         -----------        ----------       -----------        -----------
Net sales                $   740,682        $2,324,297       $ 3,070,479        $ 5,335,294

Discontinued
  operations:
Income (loss) from
  operations             $(1,308,495)       $  836,564       $(3,204,095)       $(6,963,894)
Income tax benefit           523,398           193,472         1,281,638          1,077,072
                         -----------        ----------       -----------        -----------
Income (loss) from
  Operations, net        $  (785,097)       $1,030,036       $(1,922,457)       $(5,886,822)
                         ===========        ==========       ===========        ===========

Loss on disposal         $(6,346,233)             --       $(6,346,233)             --
Income tax benefit         2,538,493              --         2,538,493              --
                         -----------        --------       -----------        --------
Loss on disposal,
  Net                    $(3,807,740)       $     --       $(3,807,740)       $     --
                         ===========        ========       ===========        ========

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

       The net assets of the discontinued operations have been reclassified in the accompanying consolidated balance sheet as follows:

                                                  September 30,
                                         ------------------------------
                                             1998               1997
                                         -----------        -----------

Current assets                           $ 4,693,906        $ 6,527,594
Property, plant and equipment, net            64,160            702,648
Intangibles, net                                  --            116,954
Other assets                                  47,315             52,741
Current liabilities                       (2,971,721)        (1,307,251)
Long term debt                               (24,648)           (39,690)
                                         -----------        -----------
                                         $ 1,809,012        $ 6,052,996
                                         ===========        ===========

(7)      ACQUISITION

       On September 30, 1998, the Company acquired France-based SemiConducteur Services S.A. for $3.0 million in cash and approximately $250,000 in acquisition related expenses. At that time the Company included a one-time charge in its third quarter results of $1,948,000 for in-process research and development.

       Subsequent to the issuance of the Company's September 30, 1998 condensed consolidated financial statements, the Company's management revised its original estimate of in-process research and development in response to a recent initiative of the Securities and Exchange Commission. As a result, the Company's financial statements for the three and nine months ended September 30, 1998 have been restated to reflect this change. This resulted in a reduction in the amount of in-process research and development of $380,000, to bring the year-to-date charge to $1,568,000. The intangible assets, goodwill and workforce, were increased by $282,000 and $98,000, respectively and will be amortized over 10 and 4 years, respectively. The tax impact of the transaction was $152,000 and the provision for taxes and deferred tax liability have been adjusted accordingly. The change had no impact on net cash flows provided by operations. The effect of the restatement on the accompanying financial statements is as follows.

                                       Three Months Ended                  Nine Months Ended
                                       September 30, 1998                  September 30, 1998
                               As Reported           Restated        As Reported          Restated
                               -----------      -------------------  -----------     ------------------
Statement of Operations:
Acquisition related
   expenses                    $ 1,948,000        $ 1,568,000        $ 1,948,000        $ 1,568,000
Operating income                   974,401          1,354,401          7,105,441          7,485,441
Provision for income
   taxes                          (568,613)          (720,613)        (3,376,637)        (3,528,637)
Income from continuing
   operations                      807,635          1,035,635          4,757,203          4,985,203
Net income (loss)               (3,785,202)        (3,557,202)          (972,994)          (744,994)
Net income (loss) per
   common share:
Basic and diluted
Acquisition related
   expenses                    $     (0.15)       $     (0.12)       $     (0.15)       $     (0.12)
From continuing
   operations                  $      0.10        $      0.13        $      0.59        $      0.62
Net income (loss) per
   common share                $     (0.49)       $     (0.46)       $     (0.12)       $     (0.09)

                                       September 30, 1998
                                 As Reported        Restated
                                 -----------   ------------------
Balance Sheet:
Intangibles, net                 $ 2,809,766       $ 3,189,766
Total assets                      65,069,769        65,449,769
Deferred tax liability               422,001           574,001
Total liabilities                 11,154,801        11,306,801
Retained earnings                  3,028,648         3,256,648
Total stockholders' equity
                                  53,723,741        53,951,741
Total liabilities and
   stockholders' equity           65,069,769        65,449,769

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes thereto of the Company appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESTATEMENT

Subsequent to the issuance of the Company's September 30, 1998 condensed consolidated financial statements, the Company's management revised its original estimate of in-process research and development in response to a recent initiative of the Securities and Exchange Commission.

As discussed in the notes to the financial statements, the Company restated its September 30, 1998 financial statements to reduce the amount of in-process research and development charge by $380,000 resulting from the acquisition of SemiConducteur Services S.A. on September 30, 1998. The adjustment, net of tax, has increased net income from continuing operations by $228,000, or $0.03 per diluted common share outstanding for the three and nine months ended September 30, 1998. Therefore, the financial information contained herein has been restated to incorporate all relevant information.

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

     In September 1998, the Company acquired France-based SemiConducteur Services S.A. for $3.0 million in cash plus $250,000 in acquisition related expenses. SCS Europe designs and manufactures probe cards at its manufacturing plant near Marsielle. Accordingly, the condensed consolidated balance sheet at September 30, 1998 includes the assets purchased and the liabilities assumed of SCS.

     The Company believes that it is positioned to continue its long term growth as a result of its strength in designing, producing, and delivering, on a timely and cost-efficient basis, a broad range of custom or customized, high quality test products and services for semiconductor manufacturers in the United States, Europe, and Asia. Beginning in the second quarter of 1998, however, the worldwide demand for ICs fell dramatically due to excess inventory of older IC designs, and slower transition to new IC designs resulting generally from softening worldwide demand for end user products, especially personal computers. Current Asian economic instability exacerbated the semiconductor industry downturn. The Company's financial performance was negatively impacted by these industry conditions. Net sales fell from $23.0 million, restated for discontinued operation of SVTR, Inc, for the first quarter of 1998 to $20.1 million for the third quarter of 1998, or a decline of 12.6%. For the same periods, net income from continuing operations was $2.7 million compared to $2.0 million, prior to acquisition related expenses. The Company is cautious about sales and net income for the balance of 1998 due to the continued uncertainty in the industry.

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

     Engineering and Product Development. Engineering and product development expenses were $955,978 for the three months ended September 30, 1998, an increase of 281.2% over $250,803 for the same period of 1997. The Company has added substantial resources to its product development team to address emerging and next generation probing requirements for gird array, multi-chip testing, very high frequency ICs, and those that have pad pitch architectures of less than 60 mirons.

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

     Provision for Income Taxes. The provision for income taxes was $720,613, which represents an effective tax rate of 41.0% for the three months ended September 30, 1998, compared to the provision for income taxes for the three months ended September 30, 1997 of $1.4 million, which represented an effective tax rate of 41.2%.

     Discontinued operations. For the three months ended September 30, 1998, the Company has recorded approximately $4.6 million in loss from operations and loss from disposal of its wafer prober refurbishing and upgrading subsidiary, SVTR, Inc. The Company plans disposition of the operations by sale or closure by the end of 1998.

     Net Income. Net loss for the three months ended September 30, 1998 was $3.6 million, an increased loss of $6.6 million, or 220%, from net income of $3.0 million for the same period of 1997. Prior to acquisition costs and discontinued operations, net income for the three months ended September 30, 1998 was $2.0 million as compared to $1.9 million for the same period of 1997.

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

     Engineering and Product Development. Engineering and product development expenses were $2.3 million for the nine months ended September 30, 1998, an increase of 360.0% over $545,000 for the same period of 1997. The Company has added substantial resources to its product development team to address emerging and next generation probing requirements for gird array, multi-chip testing, very high frequency ICs, and those that have pad pitch architectures of less than 60 mirons. Additionally, during the nine months ended September 30, 1997, expenses were offset by increased project funding receipts from collaborations on engineering and product development with certain customers.

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

     Provision for Income Taxes. The provision for income taxes was $3.5 million, which represents an effective tax rate of 41.4% for the nine months ended September 30, 1998, compared to the provision for income taxes for the nine months ended September 30, 1997 of $3.8 million, which represented an effective tax rate of 40.4%.

     Discontinued operations. For the nine months ended September 30, 1998, the Company has recorded approximately $4.6 million in loss from operations and loss from disposal of its wafer prober refurbishing and upgrading subsidiary, SVTR, Inc. The Company plans disposition of the operations by sale or closure by the end of 1998.

     Net Income. Net loss for the nine months ended September 30, 1998 was $744,994, an increased loss of $401,782, or 117%, from net loss of $343,212 for the same period of 1997. Prior to acquisition costs and discontinued operations, net income for the nine months ended September 30, 1998 was $5.9 million as compared to $5.5 million for the same period of 1997.

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

     Working capital decreased $7.8 million, or 18.4%, to $34.7 million at September 30, 1998 from December 31, 1997. The current ratio decreased from 7.0 at December 31, 1997 to 5.5 at September 30, 1998. This decrease was due to the reduction of cash from the acquisition of SCS and the stock repurchase program.

     Cerprobe increased its net investment in property, plant, and equipment during the nine months ended September 30, 1998 by $4.6 million, or 31.9%, to $19.0 million. This increase was attributable to the Company's first quarter efforts to expand capacity to meet customer demand for its products and the acquisition of SCS. These capital expenditures were funded from cash flow from operations and capital leases.

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


                             CERPROBE CORPORATION





                             /s/ Randal L. Buness
                             ---------------------------------------------------
                                 Randal L. Buness
                                 Senior Vice President - Chief Financial Officer


March 1, 1999

Exhibits             Exhibit Index


10(iii) Lease agreement between Cerprobe Corporation and BancOne Leasing Corporation dated
                     October 22, 1998.

(11)                 Computation of Net Income (Loss) Per Share.

(27.1)               Financial Data Schedule - September 30, 1998

(27.2)               Financial Data Schedule - September 30, 1997