Form 10-K405
period 1998-12-31
CERPROBE CORP
filed 1999-03-31
CIK 725259

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                 (602) 333-1500
                 (ISSUER TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.05 PER SHARE
                        PREFERRED SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     As of March 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq National Market, was $87,476,998 shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     As of March 26, 1999, there were 7,658,726 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CERPROBE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item  1.  Business....................................................    1
Item  2.  Properties..................................................   17
Item  3.  Legal Proceedings...........................................   18
Item  4.  Submission of Matters to a Vote of Security Holders.........   18

                                  PART II
Item  5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   18
Item  6.  Selected Consolidated Financial Data........................   19
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   27
Item  8.  Financial Statements and Supplementary Data.................   27
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   27

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   27
Item 11.  Executive Compensation......................................   27
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   27
Item 13.  Certain Relationships and Related Transactions..............   27

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   28
Signatures............................................................   32
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

     The Company has grown its business and expanded its product lines through internal product development, strategic acquisitions, and joint ventures. The development of the Company's CerCard(TM) technology, in 1990, served as the foundation for the growth of the Company's core probe card business. The acquisition of Fresh Test Technology Corporation ("Fresh Test"), in April 1995, enabled the Company to expand its product line to include ATE interface assemblies. The acquisition of Cerprobe Interconnect Solutions, Inc. ("CIS"), formerly CompuRoute, Inc., in December 1996, enabled the Company to offer ATE test boards, the Company's first packaged IC testing product. The establishment, in May 1997, of a joint development agreement with Japan based Mitsubishi Materials Corporation, enabled the development of the next generation probe card technology based upon the Company's proprietary P4(TM) (Photolithographic Pattern Plated Probe) technology. The acquisition of France based Cerprobe Europe S.A.S., formerly SemiConducteur Services, S.A., a probe card company, enabled the Company to further service the European market. The signing of an agreement with Feinmetall GmbH, a German contact technology company, in November 1998, enabled Cerprobe to acquire an exclusive license to design, manufacture, and distribute Vertical integrated Probe (ViProbe(R)) products worldwide, except Europe.

     The Company maintains regional full service facilities in Arizona, California, and Texas as well as sales offices in Colorado, Florida, Massachusetts, and Oregon to serve the U.S. market for its products and services. The Company maintains full service facilities in Scotland and France and a sales office in Germany to serve the European market. The Company also maintains full service facilities in Singapore and Taiwan to serve the Southeast Asian market. Additionally, the Company is in the process of establishing a full service facility in Japan. Each of the Company's facilities is located in proximity to major semiconductor manufacturing centers. Cerprobe's focus on high quality products and innovative technologies has enabled it to establish strong relationships with leading worldwide semiconductor manufacturers. In 1998, the Company's top five customers were Intel Corporation, IBM Corporation, LSI Logic Corporation, Motorola Inc., and Texas Instruments.

     The Company believes it is a leader in providing high quality semiconductor testing products and services. The Company's goal is to enhance its leadership position and increase its domestic and international market share. The Company's strategy to achieve its goal includes the following key elements:

     - Provide comprehensive solutions for semiconductor test integration
     - Maintain strong customer relationships
     - Expand global presence
     - Focus on technological innovation
     - Provide quality products and services

     The Company was incorporated in California in 1976 and reincorporated in Delaware in 1987. The Company maintains its principal executive offices at 1150 North Fiesta Boulevard, Gilbert, Arizona 85233, and its telephone number is
(602) 333-1500. Unless the context indicates otherwise, all references to "Cerprobe" or the "Company" refer to Cerprobe Corporation and its subsidiaries.

INDUSTRY OVERVIEW

     The semiconductor industry is characterized as cyclical, with capacity boom cycles followed by bust cycles that create tremendous pricing pressures. For the past several years the IC market has been a high volume, high growth commodity market characterized by rapid technological change. According to independent semiconductor market research, worldwide production of ICs increased from approximately 41 billion units in 1994 to nearly 60 billion units in 1998. Presently the industry is in a downturn driven by excess capacity, pricing pressures, and the economic crisis in Asia.

     Growing demand for ICs has driven the increased demand for semiconductor testing products, such as probe cards, ATE interface assemblies, and ATE test boards. Because probe cards, and to a lesser extent ATE test boards, are consumable products rather than capital equipment, the historically rapid unit growth of ICs and new IC designs have in particular fueled the demand for probe cards and ATE test boards. VLSI Research Inc. ("VLSI"), an independent semiconductor market research company, estimates the worldwide market for probe cards in 1999 to be approximately $500 million. The Company estimates that the market for ATE test boards is approximately $300 million. Based upon VLSI and other industry data on projected sales of new material handling equipment (wafer probers/handlers), the Company estimates the market for ATE interface assemblies to be $150 million.

     In addition to the historically rapid unit growth in ICs, technological advances in ICs have also fueled the increased demand for semiconductor testing products. IC technology is changing rapidly due to constantly increasing demand for greater functionality and higher processing speeds. Advances in IC design and process technologies have enabled manufacturers to meet these demands by producing ICs with shrinking geometries and ever greater circuit densities, higher pin counts, more varied configurations, and increased complexity. The intense competition among semiconductor manufacturers to be first to market with a new IC and gain a competitive edge has caused design and production cycles to continue to shrink. As a result of the increased complexity of ICs and shorter product life cycles, demand for sophisticated test products that can be produced in short lead times has increased.

     These trends in the IC market have caused corresponding trends in the probe card, ATE interface assembly, and ATE test board markets. IC manufacturers are placing added emphasis on greater test accuracy, testing at higher speeds, testing multiple ICs simultaneously, and quicker turnaround times for probing devices and testing packaged products. As IC technology has become increasingly sophisticated and complex, it has become more difficult for IC manufacturers to maintain the necessary technology, expertise, personnel, and equipment to design and produce internally all of the various components required to carry the electrical signal between the ATE tester and the DUT. The Company believes competitive market conditions have led manufacturers to rely increasingly on outsourcing to reduce their own investment in the personnel, equipment, and facilities necessary for the specialized design and manufacturing of testing products in order to concentrate on the design, production, and distribution of their core IC products.

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

The testing of ICs in wafer form is important to avoid incurring the significant expense of assembling and packaging ICs that do not meet specifications. The principal components of a wafer probing system include:

     - The ATE, which is capital equipment that transmits the electrical signals to the IC and evaluates the signals upon their return

     - The ATE test board, a complex, multilayer printed circuit board ("PCB") that is mounted directly to the ATE and transfers the test signals between the ATE and the pogo tower of the ATE interface assembly

     - An ATE interface assembly, typically consisting of a pogo tower, lock ring, and insert ring, that mechanically connects the ATE with the wafer prober and carries the electrical signals between the ATE and the probe card attached to the wafer prober

     - A probe card, which consists of a complex, multilayer PCB and numerous probes positioned to "touch down" on or make electrical contact with metallized test pads on the IC

     - A wafer prober, which is the capital equipment that moves the wafers into position enabling the probe card probes to touch down on the test pads

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

     - Maintain Strong Customer Relationships. The Company intends to continue to maintain its long standing relationships with its broad customer base, which includes leading semiconductor manufacturers such as Intel Corporation, IBM Corporation, LSI Logic Corporation, Motorola Inc., and Texas Instruments, as well as with emerging companies. Engineering, sales, and management personnel collaborate closely with customer counterparts to determine customer needs and specifications, and custom design specific testing solutions. The Company has accumulated substantial design expertise through these collaborations and believes this expertise, along with its in-house staff of approximately 130 engineers and designers, provides it with a competitive advantage in meeting customer requirements for increasingly sophisticated testing products. To help meet the demanding service needs of the semiconductor manufacturing industry, all of the Company's facilities are located in proximity to semiconductor manufacturing centers in the United States, Europe, and Asia.

     - Expand Global Presence. The Company believes that the international market for its products is at least as large as the domestic market. The Company intends to continue its expansion into international markets, including Europe and Asia, and has begun to pursue these markets by aggressively mounting a focused sales and marketing effort directed at key semiconductor manufacturers. To date, the Company's international expansion includes the establishment of full service facilities in Scotland, France, Singapore, and Taiwan. In addition, the Company is in the process of establishing manufacturing operations in Japan and expects to begin manufacturing in 1999. In the Company's overseas operations, the Company employs managers native to such markets to minimize language and cultural barriers and provide market-specific technical and operational insight.

     - Focus on Technological Innovation. The Company custom designs or customizes its products to manufacturers' particular IC design specifications. Changes in the IC design require changes in the probe card and, depending on the design change, in the ATE test board. Consequently, the Company continually develops new designs and product enhancements. The Company collaborates with IC manufacturers and semiconductor equipment manufacturers to anticipate and address technological advances in semiconductor testing and to improve performance of its products. The Company also has worked closely with SEMATECH, the U.S. semiconductor industry consortium that defines the standards for future semiconductor products, on research and development contracts. The Company is focusing its engineering and new product development efforts toward producing a variety of high performance custom designed products to test more complex ICs and to test at higher speeds. In November 1998, the Company signed a 10-year agreement with Feinmetall GmbH, a German contact technology company. The agreement gives Cerprobe the exclusive license to design, manufacture, and distribute Vertical integrated Probe (ViProbe(R)) products worldwide, except Europe. The technology is to be transferred to Cerprobe's Gilbert facility in the first quarter of 1999 with production beginning the second quarter of 1999. In addition, the Company established in May 1997 a joint development agreement with Japan based Mitsubishi Materials Corporation to develop next generation probe card technology based upon the Company's proprietary P4(TM) technology. The Company believes these new probe cards wil1 address chip manufacturers increasing demands for tighter test pad pitches, for testing at higher frequencies, and for testing multiple IC simultaneously.

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

PRODUCTS AND SERVICES

     Historically, each component of the IC testing system has been supplied by different vendors. As a result, IC manufacturers frequently have been left with the task of combining separate components from many small vendors into a single integrated testing system. The Company believes IC manufacturers increasingly are seeking a single source provider capable of supplying comprehensive solutions for the components necessary to assure a clean test signal between the testing equipment and the DUT. Through its manufacture of probe cards, ATE interface assemblies, and ATE test boards, the Company is able to be a single source provider for its customers.

  Probe Card Products

     The Company believes it is the leading U.S. producer of probe cards, which constitute the majority of the Company's business. Probe cards accounted for 72%, 73%, and 82% of net sales in 1998, 1997, and 1996 respectively. Probe card sales continue to grow; however, as a result of the CIS acquisition in December 1996 and related new product and service offerings, the Company's probe card sales have accounted for a smaller percentage of net sales.

     The probe card consists of a complex, multilayer (some in excess of 30 layers) PCB and utilizes a number of probes designed to contact (or "probe") separately a series of electrical contact points (or "pads") on the IC in wafer form. At the point of contact with the wafer, each probe is significantly smaller than a human hair. The majority of the Company's probe cards have fewer than 200 probes; the Company's complex probe cards can have more than 3,000 probes. Because the type and complexity of ICs vary, the number and positioning of the probes and the size of each probe card must be custom designed for the specific IC being tested to ensure proper alignment.

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

     The Company's probe card products utilize four technologies:

     Epoxy ring technology uses probes that connect directly to a printed circuit board. Probe cards using this type of technology are capable of high frequency, high density probing. The Company introduced its first ceramic based epoxy ring probe card, the CerCard, in October 1990. Sales of ceramic based epoxy ring probe cards generated approximately 63%, 61%, and 70% of the Company's net sales for 1998, 1997, and 1996, respectively. The Company anticipates that such cards will continue to account for a substantial portion of its net sales.

     Ceramic blade technology uses a ceramic blade attached to a needle designed to make contact with the IC pads. Probe cards using ceramic blade technology, which was developed and patented by the Company, are capable of low current and low density probing. With optional features, the ceramic blade can be used for high frequency probing.

     Vertical (buckling beam) probe technology uses vertical probes that match the pattern of the pads on the IC being tested. This technology allows for the probing of pads in the center of an IC (area array) and is used generally for high density applications. In November 1998, the Company licensed the ViProbe(R) (Vertical integrated Probe) products from Feinmetall GmbH, a German contact technology company. The ViProbe(R) vertical products address customers' current requirements of probing area array and also testing multiple ICs simultaneously, meeting the needs of memory manufacturers.

     Photolithographic technology is a chemical plating process that uses photo masks to pattern unique flex circuit contact sets used on probe cards. The flex circuit contact sets are attached to probe cards using mechanical leaf springs. The Company has jointly developed and patented its P4(TM)(Photolithographic Pattern Plated Probe) technology for use in several probe card applications. The first application is for probe cards that are capable of fine pitch, ultra high frequency, and high accuracy probe tip placement on the decreasing size of

IC test pads. Another application using P4(TM) is a vertical contact product using a C-shaped probe. Its vertical contact set enables probing of ultra fine pitches and testing of multiple ICs simultaneously, which is a requirement for the memory market.

     The Company's probe cards generally range in price from $500 to over $65,000, depending upon the complexity and performance specifications of the probe cards.

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

     The Company's ATE interface assemblies generally range in price from $10,000 to over $65,000.

  ATE Test Boards

     Through the acquisition of CIS in December 1996, the Company expanded its product offerings to include custom-designed ATE test boards. The CIS acquisition also enabled the Company to internalize the fabrication of PCBs, which are a critical component in its probe card and ATE interface assembly products, rather than rely exclusively on third party PCB manufacturers.

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

     The Company believes its ATE test boards have an average life of one year although their useful life could be much longer. The Company's ATE test board products range in price from $2,000 to over $30,000.

ENGINEERING AND PRODUCT DEVELOPMENT

     The customized nature of the Company's products results in ongoing engineering and product development being included in the cost of goods sold for the Company's products. In addition, the Company has devoted and will continue to devote substantial resources to materials, process engineering, and product development. Engineering and product development expenses were $3,101,082, $996,253, and $902,909 for the years ended December 31, 1998, 1997, and 1996, respectively, which represented 4.1%, 1.4%, and 2.4% of net sales, respectively. The Company employs approximately 130 engineers and designers.

     The Company has from time to time collaborated with certain customers that pay the Company to develop new products. Funds received from such engineering and product development are accounted for as offsets to the total expenses for the related project.

     In 1997, the Company entered into a joint development agreement with Mitsubishi Materials Corporation to accelerate the research and development of the Company's next generation probe card, which will utilize the Company's proprietary technology to address increasing demand for tighter pitches and the higher performance requirements for wafer probing. In 1998, the Company expanded the agreement with Mitsubishi Materials Corporation to apply P4(TM) technology to develop vertical probe cards to address customers' increasing interest in array testing, memory, and multiple IC testing. Under such agreement each party will own any patents and know-how resulting from its own efforts, subject to a royalty free license back to the other party. Patents and know-how resulting from the efforts of both parties will be owned jointly.

     In November 1998, the Company signed a 10-year agreement with Feinmetall GmbH, a German contact technology company. The agreement gives Cerprobe the exclusive license to design, manufacture, and distribute Vertical integrated Probe (ViProbe(R)) products worldwide, except Europe. The technology is to be transferred to Cerprobe's Gilbert facility in the first quarter of 1999 with production beginning in the second quarter of 1999. Cerprobe and Feinmetall will jointly enhance and extend the ViProbe(R) family of products.

     In June of 1998, Cerprobe introduced the StingRay(TM) flexible interface. This is a patent pending design that gives its customers the flexibility to easily reconfigure their interface system for a new test set-up or tester/prober test combination using the same interface assembly with interchangeable pogo towers and probe card trays.

     To address the final package test requirements of increased pin counts and increasing operating frequencies, CIS has furthered its technological advancements in microvia drilling capabilities, mixed dielectric board materials, and ever increasing board layer count. Microvia technology is the ability to drill holes smaller than 8 mils in diameter. Such holes are needed in high density DUT boards to test ball grid arrays and chip scale packages. CIS has developed seven different levels of board material offerings, including several proprietary mix dielectric materials to provide the customers with solutions targeted specifically for their high performance test application. CIS has also perfected their manufacturing process to be able to reliably produce printed circuit test boards in excess of 35 layers.

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

     The Company believes that it is able to respond more quickly and accurately to its customers' needs by maintaining manufacturing facilities and technical support in geographic markets where its semiconductor manufacturing customers are located. The Company designs and manufactures its probe cards in Arizona, California, and Texas as well as in Scotland, France, Singapore, and Taiwan. The Company is in the process of establishing manufacturing operations in Japan and expects to begin manufacturing in 1999. The Company typically designs and manufactures its probe cards within two weeks of receiving a customer order. The Company manufactures its interface assemblies in its Gilbert, Arizona facility. The Company typically designs and manufactures its ATE interface assemblies within eight weeks of receiving an order. The Company conducts its ATE test board and related PCB fabrication and assembly operations at its Dallas, Texas facility. The Company typically designs and fabricates its ATE test boards within four weeks of receiving an order.

     The Company emphasizes quality and reliability in both the design and manufacture of its products. ISO 9000, the internationally recognized standard for quality management, sets the criteria for the Company's quality management system throughout its manufacturing processes. The Company's Scotland facility is ISO 9001 certified. The Company's use of advanced metrology tools, which ensure precise measurement of all key product parameters, is a cornerstone of its quality management system. The accuracy of measurements becomes increasingly important with the advancements in technology driving smaller IC geometeries. The Company's Quality and Engineering Departments work together to define measurement needs and develop tools that can achieve desired results.

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

CUSTOMERS

     An integral part of the Company's strategy is to continue to maintain its long standing customer relationships. All of the Company's top 15 customers in 1998 were repeat customers. The top 15 customers fluctuate from year to year depending on the growth cycles of the individual customers. These semiconductor manufacturers provide the Company with a diversified customer base whose products serve the communications, computer, consumers, automotive, military, and aerospace industries. In addition to serving high volume established manufacturers, the Company's products also are designed to meet the needs of emerging and leading edge technology firms such as those offering ASICs and Gallium Arsenide ICs. During 1998, two customers comprised more than 10% of the Company's business, Intel and Texas Instruments. Intel accounted for 17%, 17%, and 16% of net sales for the years ended December 31, 1998, 1997, and 1996, respectively. Texas Instruments accounted for 12%, 10%, and 2% of net sales for the years ended December 31, 1998, 1997, and 1996, respectively. The Company's top 15 customers in 1998, which together accounted for approximately 73% of net sales, were as follows:

Advanced Micro Devices          Intel                   Raytheon
Dominion Semiconductor          LSI Logic               Symbios Logic
(IBM/Toshiba J.V.)              Lucent Technologies     Tech Semiconductor
Hewlett-Packard                 Motorola                Teradyne Texas
IBM                             National Semiconductor  Instruments
Integrated Device Technologies

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

     The Company intends to leverage its worldwide sales facilities to market and distribute all of the Company's products. The Company markets its products in North America through direct technical sales personnel. To meet the demanding service requirements of its customers, the Company has four regional manufacturing, repair, and sales centers in Arizona, California, and Texas. In addition to its regional full service facilities, the Company serves its domestic customers through sales offices strategically located to facilitate rapid response to major market centers and key customers. The Company maintains sales offices in Oregon, Colorado, Florida, and Massachusetts.

     The Company's international business represented approximately 18%, 18%, and 20% of net sales for 1998, 1997, and 1996, respectively. The Company believes the potential exists to increase sales in international markets, and the Company has positioned itself to initiate a more aggressive marketing and sales program in these markets in the future. In particular, the Company has expanded its sales efforts throughout Europe through its full service facility in Scotland and a new sales office in Germany. Additionally in September 1998, the Company acquired France based SemiConducteur Services, S.A. (renamed Cerprobe Europe S.A.S.) to further support its European probe card customers. The Company established full service manufacturing and repair facilities in Singapore and Taiwan in April 1996 and January 1997, respectively, to penetrate the growing markets for the Company's products in Southeast Asia. In addition, the Company is establishing manufacturing operations in Japan and expects to begin manufacturing in 1999. The Company augments its direct sales force with a network of independent distributors in Asia.

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

BACKLOG

     As of December 31, 1998, the Company had a backlog of orders of approximately $4.9 million. These orders are believed to be firm and all are expected to be filled during fiscal 1999. The Company's business has not been seasonal to date. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of future sales.

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

EMPLOYEES

     As of December 31, 1998, the Company had 590 employees from continuing operations, consisting of 127 in engineering and product development, 285 in manufacturing, 67 in sales and marketing, and 111 in administration. There are no collective bargaining agreements, and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding Cerprobe's executive officers.

         NAME            AGE                           POSITION
         ----            ---                           --------
C. Zane Close..........  49     President, Chief Executive Officer, and Director
Eswar Subramanian......  41     Senior Vice President and Chief Operating Officer
Michael K. Bonham......  60     Senior Vice President -- Sales and Marketing
Randal L. Buness.......  42     Senior Vice President, Chief Financial Officer,
                                Secretary, and Treasurer
Kevin Kurtz............  37     Vice President, Operations
Dennis Legal...........  58     Vice President, Research and Development
Henry P. Scutoski......  53     Vice President, Quality

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

     Eswar Subramanian served as Senior Vice President and Chief Operating Officer of the Company from June 1996 until his resignation in March 1999. Mr. Subramanian served as Vice President of Engineering of the Company from July 1990 to June 1996. From April 1990 to July 1990, Mr. Subramanian was Director of Development at Probe Technology, where he was responsible for the development and establishment of new probing technology and its production operations. From November 1984 to April 1990, Mr. Subramanian was

Engineering Manager at Probe Technology and was responsible for the design, development, manufacture, and engineering of probing products.

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

     Randal L. Buness has served as Senior Vice President since January 1999, and served as Vice President from June 1996 to January 1999. He has also served as Chief Financial Officer, Secretary, and Treasurer of the Company since June 1996. From September 1994 to June 1996, Mr. Buness served as Vice President -- Finance and Administration, Chief Financial Officer, Secretary, and Treasurer of Three-Five Systems, Inc., a publicly held manufacturer of liquid crystal displays. Mr. Buness served as Chief Financial Officer, Secretary, and Treasurer of United Medical Network, a developer of video conferencing networks for healthcare providers, from January 1993 to September 1994. From January 1989 to January 1993, Mr. Buness worked as a self-employed consultant. Mr. Buness served as principal and manager with Arthur Young from January 1986 to January 1989 and served as a manager, senior, and staff accountant with Price Waterhouse from July 1979 to January 1986. Mr. Buness is a Certified Public Accountant.

     Kevin Kurtz has served as Vice President, Operations of the Company since February 1999. From May 1997 to January 1999, Mr. Kurtz served as President of SVTR, Inc., a wholly owned subsidiary of Cerprobe Corporation. From January 1996 to April 1997, Mr. Kurtz served as Vice President, Manufacturing of the Company. Mr. Kurtz served as Regional Sales Manager, then as General Manager of the Company's San Jose facility from December 1990 to December 1995. From September 1985 to November 1990, Mr. Kurtz held various Sales and Sales Management positions with Probe Technology, a manufacturer of probing devices for the testing of integrated circuits.

     Dennis Legal has served as Vice President, Research and Development since February 1998. Mr. Legal was Vice President, Engineering at Aseco Corporation, a developer of semiconductor handling equipment, from 1996 to 1998. Mr. Legal held a number of engineering positions from 1986 through 1996 at Teradyne culminating as Division Manager of Engineering. Teradyne is a leading semiconductor test equipment manufacturer.

     Henry P. Scutoski has served as Vice President, Quality since April 1995. Mr. Scutoski served as Director of Quality of the Company from March 1994 to April 1995. From February 1991 to March 1994, Mr. Scutoski worked as a self-employed Quality consultant. Mr. Scutoski was a Quality Assurance Manager for Motorola's Government Electronics Group from January 1985 to February 1991.

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

FLUCTUATIONS IN OPERATING RESULTS

     The Company's quarterly and annual operating results will be affected by a wide variety of factors that could have a material adverse effect on net sales and profitability, many of which are beyond its control, including factors pertaining to:

     - Customer demand for the Company's products, such as the cyclical nature of the semiconductor industry, market acceptance of the Company's products, changes in product mix, the level of orders that are received and can be delivered in a quarter, and customer order patterns

     - Competition, such as competitive pressures on delivery time, product performance and reliability, prices, the introduction or announcement of new products by competitors, and intellectual property rights of third parties

     - Product development, such as the Company's ability to introduce new product designs and innovations on a timely basis in response to advances in IC technology

     - Manufacturing and operations, such as the availability and cost of raw materials, equipment and other supplies, fluctuations in manufacturing yields, availability and cost of production capacity, and concentration of suppliers

     - Generally prevailing economic conditions in the U.S. and worldwide markets served by the Company

Fluctuations in operating results could materially and adversely affect the market price of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report and "Business" contained in Item 1 of this Report.

CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY

     The Company's business depends substantially on both the volume of IC production by semiconductor manufacturers as well as new IC designs, which in turn depend on the demand of ICs and products utilizing ICs. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in reduced demand for IC testing products, including the products manufactured by the Company. There can be no assurance that demand for ICs or products utilizing ICs will not decline. Furthermore, there can be no assurance that demand for the Company's products will continue at the current level. The Company anticipates that a significant portion of new orders for its products will depend upon demand from IC manufacturers building or expanding IC fabrication facilities or otherwise increasing production capacity or shifting production to new IC designs, and there can be no assurance that such demand will exist. Future downturns or slowdowns in the IC market will have a material adverse effect on the Company's business, financial condition, and operating results. Moreover, the Company's need to invest in engineering and product development, marketing, and customer service and support capabilities will limit its ability to reduce expenses in response to such downturns or slowdowns. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report and "Business" contained in Item 1 of this Report.

RISK ASSOCIATED WITH EXPANSION STRATEGY

     The Company intends to expand, in part, through strategic acquisitions and joint ventures and by entering into new geographic and product markets. The Company's ability to expand through acquisitions will depend primarily on its ability to identify, acquire, and operate other businesses that complement the Company's existing business. There can be no assurance that any suitable acquisitions can be identified or consummated or that the operations and product offerings of any businesses that are acquired will be successfully integrated into the Company's operations and product offerings. The Company anticipates that it will use cash and/or its securities, including Common Stock, as the primary consideration for any future acquisitions. The size, timing, and integration of any future acquisitions could cause substantial fluctuations in operating results. The Company faces similar risks and uncertainties with respect to joint ventures. The Company is not engaged in any negotiations with any third parties and has no specific agreements or plans with respect to any acquisitions or joint ventures, and there can be no assurance the Company will consummate any future acquisitions or joint ventures.

     The Company believes that its future success will depend, in part, on its ability to expand into new international markets, particularly Asia, and new product markets. The Company believes that its Asian competitors have a competitive advantage because of their dominance of the Asian market. There can be no assurance that the Company will be able to establish a significant presence in these international markets. There also can be no assurance that, or to what extent, the Company will be able to gain market acceptance for any new product. See "Business" contained in Item 1 of this Report.

MANAGEMENT OF GROWTH

     The Company underwent a period of rapid growth through 1997, followed by a period of slowdown due to the severe industry downturn in 1998. Through these periods the Company adjusted the levels of management, manufacturing, and human resources and worked closely with material suppliers and other third parties to manage costs and delivery of goods and services on which the Company is dependent. The Company's operating results could be materially and adversely affected if it is unable to effectively manage resources in a similar manner through future periods of growth and contraction in its industry. There can be no assurance that the management systems and controls currently in place or any steps taken to expand or contract such management systems and controls will be adequate in the future to respond to changing industry conditions.

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

RELIANCE ON THIRD PARTY DISTRIBUTION CHANNELS

     The Company's international business represented approximately 18%, 18%, and 20% of net sales for 1998, 1997, and 1996, respectively. In Asia a significant portion of sales are generated by independent distributors. A reduction in the sales efforts by the Company's Asian distributors or termination of their relationships with the Company could materially and adversely affect the Company's international sales and, as a result, its business, financial condition, and operating results. See
"Business -- Marketing, Sales, and Services" contained in Item 1 of this Report.

RISKS OF INTERNATIONAL OPERATIONS

     Given the Company's efforts in establishing production and sales facilities in Scotland, France, Singapore, Taiwan, and recently in Japan, the Company anticipates that sales to international customers will increase in the future. The foreign manufacture and sale of products and the purchase of raw materials and equipment from foreign suppliers may be materially and adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, as well as the Company's ability to form effective joint venture alliances in order to compete in restrictive markets, could materially and adversely affect the Company's ability to manufacture or sell products in foreign markets and purchase materials or equipment from foreign suppliers. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. See "Business" contained in Item 1 of this Report.

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

DEPENDENCE ON KEY CUSTOMERS

     Sales of the Company's products are concentrated with a small number of customers. During 1998, sales to the Company's largest customers, Intel and Texas Instruments, accounted for approximately 17% and 12% of net sales. The Company's top 15 customers in 1998 together accounted for approximately 73% of net sales. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net sales. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The loss of a significant customer or any reduction in orders from any significant customer, including reductions due to changes in customer buying patterns, market, economic, or competitive conditions in the IC industry or in the industries that manufacture products utilizing ICs, would have a material adverse effect on the Company's business, financial condition, and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report, and "Business -- Customers" contained in Item 1 of this Report.

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

SIGNIFICANT CAPITAL REQUIREMENTS

     The probe card, ATE interface, and ATE test board industries are capital intensive. In order to remain competitive, the Company must make significant investments in capital equipment for engineering and product development. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, the Company's operating results may be materially and adversely affected if net sales do not increase sufficiently to offset the increased costs. The Company may from time to time seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand its production facilities and capital equipment. The timing and amount of any such capital requirements cannot be predicted at this time and will depend on a number of factors, including demand for the Company's products, product mix, changes in industry conditions, and competitive factors. There can be no assurance that any such financing will be available on acceptable terms, and that any additional equity financing, if available, would not result in additional dilution to existing investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in Item 7 of this Report.

POTENTIAL LIABILITY FOR FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS

     The Company is subject to a variety of federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals used in its manufacturing process. Although the Company believes that its activities are in compliance with presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of its production, or a cessation of its operations. Such regulations could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Any failure by the Company to control the use or adequately restrict the discharge of hazardous substances could subject it to future liabilities. See
"Business -- Environmental Regulations" contained in Item 1 of this Report.

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

CONTROL BY CURRENT STOCKHOLDERS

     Stockholders of the Company have the right to cumulate their votes for the election of directors. The directors and executive officers of the Company and their affiliates currently own beneficially approximately 16.91% of the Common Stock. Accordingly, these persons, if they act as a group, will be able to elect one or more members to the Company's Board of Directors and may be able to exert significant influence regarding the outcome of other matters requiring approval by the stockholders of the Company.

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

RIGHTS TO ACQUIRE SHARES; POTENTIAL ISSUANCE OF ADDITIONAL SHARES

     As of December 31, 1998, options to acquire a total of 1,199,566 shares were outstanding under the Company's stock option plans. An additional 375,334 shares of Common Stock were reserved for issuance pursuant to the exercise of options that may be granted in the future under the Company's stock option plans. The Company also has granted non-employee options to purchase up to 10,000 shares of Common Stock. The Company also has issued warrants to purchase up to 37,275 shares of Common Stock in connection with the sale in 1996 of Series A Convertible Preferred Stock. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Common Stock with resulting dilution in the interests of holders of Common Stock. The existence of such stock options and warrants could adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and warrants. The Company also has the authority to issue additional shares of Common Stock and shares of one or more series of convertible preferred stock. The issuance of such shares could result in the dilution of the voting power of outstanding shares of Common Stock and could have a dilutive effect on earnings per share.

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

     The Company has also adopted a Rights Plan whereby, if and when the Rights become exercisable, holders of shares of Common Stock will be entitled to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $110 (subject to certain antidilution adjustments). The Rights will expire October 8, 2008 and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the Common Stock or commences a tender or exchange offer that would result in the offeror beneficially owning 15% or more of the Common Stock (the earlier of such dates being called the "Distribution Date"). If a Distribution Date has occurred, each Right, unless redeemed by the Company, entitles the holder to exercise a Right for $110 and receive an amount of Common Stock of the Company, or in certain circumstances a combination of securities and/or assets or the common stock of the acquirer, having a market value of two times the exercise price of the Right.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be redeemed by the Company at $.01 per Right prior to the public announcement of a Distribution Date.

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

     The Company's major facilities are described in the table below:

                                                                                          LEASE
                                                                                        EXPIRATION
FACILITY                    SQUARE FEET   FUNCTION                 PRODUCTS                DATE
--------                    -----------   --------                 --------           --------------
Gilbert, Arizona..........    83,000      Corporate headquarters,  Probe cards        May 2012
                              53,000      Manufacturing, sales     ATE interface      July 2008
                                          and service              assemblies
Dallas, Texas.............    35,000      CIS headquarters,        ATE test boards    Company owned
                                          Manufacturing, sales
                                          and service
San Jose, California......    34,000      Manufacturing, sales     Probe cards        July 2002
                                          and service
Hsin Chu, Taiwan..........    10,600      Manufacturing and        Probe cards        April 2003
                                          service
Austin, Texas.............     7,000      Manufacturing, sales     Probe cards        March 2002
                                          and service
East Kilbride, Scotland...    11,700      Manufacturing, sales     Probe cards        November 2007
                                          and service
Singapore.................     2,900      Manufacturing and        Probe cards        August 2001
                                          service

                                                                                          LEASE
                                                                                        EXPIRATION
FACILITY                    SQUARE FEET   FUNCTION                 PRODUCTS                DATE
--------                    -----------   --------                 --------           --------------
Meyreuil, France..........     5,600      Manufacturing, sales     Probe cards        June 2012
                                          and service
Yokohama, Japan...........    13,900      Manufacturing, sales     Probe cards        April 2009
                                          and service

     In addition, the Company leases space in Colorado Springs, Colorado; Boca Raton, Florida; Westboro, Massachusetts; Beaverton, Oregon; Richardson, Texas; Dallas, Texas; Austin, Texas; Santa Clara, California; Tempe, Arizona; and Massy, France. The Company believes that its existing facilities are adequate to meet its current requirements.

ITEM 3.  LEGAL PROCEEDINGS

     In October 1998, the Company filed an action against the former President, Director, and shareholder of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of a merger into its wholly-owned subsidiary, SVTR, Inc., in January 1997. The suit seeks rescission of the acquisition and/or money damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, after the date of the auditors' report, the defendants filed a counter claim against the Company, alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling their Company stock received by the defendants as part of the purchase price of Silicon Valley Test & Repair, Inc., which the Company seeks to recover through rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants have not yet responded. While the Company intends to vigorously prosecute this action, it is impossible to predict the outcome of this or any litigation. It is not anticipated that this suit will have a material adverse impact on the Company's financial condition or results of operations.

     The Company is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these actions would not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock began trading in the over-the-counter market on the Nasdaq system on September 29, 1983 and commenced trading on the Nasdaq National Market on August 10, 1995 under the symbol "CRPB." On March 26, 1998, the closing price for the Company's Common Stock was $14.00. The following table sets forth the high and low last sale prices of the Company's Common Stock for the periods indicated, as reported on the Nasdaq National Market.

                                                              HIGH        LOW
                                                              ----        ---
1997:
  First Quarter.............................................   15 7/8     11 1/8
  Second Quarter............................................   13 3/4      9 3/8
  Third Quarter.............................................   25 3/4     12 3/4
  Fourth Quarter............................................   26 1/4     15 3/8

                                                              HIGH        LOW
                                                              ----        ---
1998:
  First Quarter.............................................   22         16 1/4
  Second Quarter............................................   20 9/16    11 5/8
  Third Quarter.............................................   12 3/4      9
  Fourth Quarter............................................   15 5/8      9

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

     As of March 26, 1999, there were approximately 3,000 holders of record of Cerprobe common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 1998, 1997, and 1996 and the consolidated balance sheet data as of December 31, 1998 and 1997 are derived from, and are qualified by reference to, the consolidated financial statements included elsewhere in this Report, which have been audited by KPMG LLP. The consolidated statement of operations data for the year ended December 31, 1996, 1995, and 1994, and the consolidated balance sheet data as of December 31, 1995, and 1994, are derived from audited consolidated financial statements not included in this Report. These historical results are not necessarily indicative of the results to be expected in the future.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                           1998(1)     1997      1996(2)     1995       1994
                                           -------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales................................  $76,207    $69,012    $37,308    $26,099    $14,251
Cost of goods sold.......................   45,052     39,251     20,343     13,706      8,214
                                           -------    -------    -------    -------    -------
Gross profit.............................   31,155     29,761     16,965     12,393      6,037
Expenses:
  Selling, general and administrative....   18,778     16,605     10,725      7,503      3,693
  Engineering and product development....    3,101        996        903        707        417
  Purchased research and development.....    1,568         --      4,584         --         --
                                           -------    -------    -------    -------    -------
     Total expenses......................   23,447     17,601     16,212      8,210      4,110
                                           -------    -------    -------    -------    -------
Operating income.........................    7,708     12,160        753      4,183      1,927
Other income (expense):
  Interest income........................    1,324        349        467         45         19
  Interest expense.......................     (269)      (388)      (222)      (154)      (115)
  Other, net.............................      543        323        247        140         92
                                           -------    -------    -------    -------    -------
     Total other income (expense)........    1,598        284        492         31         (4)
                                           -------    -------    -------    -------    -------
Income from continuing operations before
  income taxes and minority interest.....    9,306     12,444      1,245      4,214      1,923
Income taxes.............................   (3,685)    (4,810)    (2,701)    (1,812)      (710)
Minority interest........................     (384)        30         95         --         --
                                           -------    -------    -------    -------    -------
Income (loss) from continuing
  operations.............................    5,237      7,664     (1,361)     2,402      1,213

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                           1998(1)     1997      1996(2)     1995       1994
                                           -------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Discontinued operations:
  Loss from operations of SVTR, Inc., net
     of taxes............................   (1,925)    (5,767)        --         --         --
  Loss on disposal of SVTR, Inc., net of
     taxes...............................   (3,808)        --         --         --         --
                                           -------    -------    -------    -------    -------
  Loss from discontinued operations......   (5,733)    (5,767)        --         --         --
                                           -------    -------    -------    -------    -------
Net income (loss)........................  $  (496)   $ 1,897    $(1,361)   $ 2,402    $ 1,213
                                           =======    =======    =======    =======    =======
Net income (loss) per share:
  Basic..................................  $ (0.06)   $  0.28    $ (0.30)   $  0.62    $  0.38
                                           =======    =======    =======    =======    =======
  Diluted................................  $ (0.06)   $  0.27    $ (0.30)   $  0.53    $  0.30
                                           =======    =======    =======    =======    =======
Weighted average number of shares:
  Basic..................................    7,964      6,690      4,580      3,874      3,213
  Diluted................................    8,251      6,982      4,580      4,666      4,007
BALANCE SHEET DATA:
Working capital..........................  $30,519    $42,505    $10,004    $ 4,771    $ 3,572
Total assets.............................   63,686     68,108     31,512     14,967      7,015
Long-term debt...........................    3,204      1,275      1,741        981        791
Stockholders' equity.....................   53,474     59,344     23,130     10,656      4,923

---------------
(1) Includes a one-time write-off of purchased research and development of $1.6 million in 1998, or $0.11 per diluted share, net of tax benefit, related to the acquisition of Cerprobe Europe S.A.S.

(2) Includes a one-time write-off of purchased research and development of $4.6 million in 1996, or $1.00 per diluted share, related to the acquisition of CIS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes thereto of the Company appearing elsewhere in this Report.

OVERVIEW

     Cerprobe offers comprehensive solutions for semiconductor test integration and is a leading manufacturer of probe cards, ATE interface assemblies, and ATE test boards. The Company's products address critical functions to assure IC quality, reduce manufacturing costs, improve the accuracy of manufacturing yield data, and identify repairable memory IC's.

     The semiconductor industry is characterized as cyclical, with capacity boom cycles followed by bust cycles that create tremendous pricing pressures. For the past several years, the IC market has been a high volume, high growth commodity market characterized by rapid technological change. Cerprobe has benefited from this and has grown substantially over the last five years as the Company has increased its market share. Net sales have increased from $14.3 million for 1994 to $76.2 million for 1998, representing an average annualized growth rate of approximately 52%. Similarly, the Company's net income has increased from $1.2 million for 1994 to $6.2 million for 1998 (before a one-time charge for purchased research and development of $1.6 million, resulting in a tax benefit of $627,000 and the loss from discontinued operations of SVTR of $5.7 million net of taxes, which together reduced net income from continuing operations by $6.7 million). Until 1995, substantially all of the Company's growth was from the existing probe card product line.

     Beginning with the April 1995 acquisition of Fresh Test Technology Corporation ("Fresh Test"), acquisitions have contributed to the Company's growth. Fresh Test expanded the Company's product line to include ATE interface assemblies. The Company acquired Cerprobe Interconnect Solutions ("CIS") in December 1996, which enabled the Company to offer ATE test boards. In May 1997, the Company established an international joint development agreement with Mitsubishi Materials Corporation to develop next generation probe card technology based upon the Company's proprietary P4(TM) technology. In September 1998, the Company acquired France based Cerprobe Europe S.A.S. which expanded the Company's presence in the European market. In November 1998, the Company acquired an exclusive license to design, manufacture, and distribute the Vertical integrated Probe (ViProbe(R)) products worldwide, except Europe.

     In June 1998, the Company terminated its distribution agreement with Upsys, and in connection therewith, Upsys' 45% interest in Upsys-Cerprobe L.L.C. was purchased. In the third quarter of 1998, the Company discontinued operations of SVTR, a wafer prober refurbishing and upgrading subsidiary acquired by the Company in January 1997. The Company disposed of SVTR's assets in early 1999. SVTR has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated in the financial statements.

     The Company believes that it is positioned to continue its growth as a result of its strength in designing, producing, and delivering, on a timely and cost-efficient basis, a broad range of custom or customized, high quality test products and services for semiconductor manufacturers in North America, Europe, and Asia. Presently the semiconductor industry is in a downturn driven by excess capacity pricing pressures and the economic crisis in Asia, therefore, there can be no assurance that the Company can continue the growth exhibited the past five years. The Company maintains regional full service facilities in Arizona, California, and Texas as well as sales offices in Colorado, Florida, Massachusetts, and Oregon to service the U.S. market for its products and services. The Company continues to expand into international markets, including Europe and Asia. The Company maintains full service facilities in Scotland and France and a sales office in Germany to serve the European market. The Company also maintains full service facilities in Singapore and Taiwan to serve the Southeast Asian market. Additionally, the company is in the process of establishing a full service facility in Japan. Each of the Company's facilities is located in proximity to semiconductor manufacturing centers.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Consolidated Statement of Operations of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1998(1)    1997     1996(2)
                                                              -------    -----    -------
Net sales...................................................   100.0%    100.0%    100.0%
Cost of goods sold..........................................    59.1      56.9      54.5
                                                               -----     -----     -----
Gross profit................................................    40.9      43.1      45.5
Expenses:
  Selling, general and administrative.......................    24.6      24.1      28.7
  Engineering and product development.......................     4.1       1.4       2.4
  Purchased research and development........................     2.1        --      12.3
                                                               -----     -----     -----
     Total expenses.........................................    30.8      25.5      43.4
                                                               -----     -----     -----
Operating income............................................    10.1      17.6       2.1

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1998(1)    1997     1996(2)
                                                              -------    -----    -------
Other income (expense):
  Interest income...........................................     1.7       0.5       1.3
  Interest expense..........................................     (.3)     (0.6)     (0.6)
  Other, net................................................      .7       0.5       0.6
                                                               -----     -----     -----
     Total other income.....................................     2.1       0.4       1.3
                                                               -----     -----     -----
Income from continuing operations before income taxes and
  minority interest.........................................    12.2      18.0       3.4
Income taxes................................................    (4.8)     (7.0)     (7.2)
Minority interest...........................................    (0.5)      0.1       0.2
                                                               -----     -----     -----
Income (loss) from continuing operations....................     6.9      11.1      (3.6)
Discontinued operations:
  Loss from operations of SVTR, net of taxes................    (2.5)     (8.4)       --
  Loss on disposal of SVTR, net of taxes....................    (5.0)       --        --
                                                               -----     -----     -----
  Loss from discontinued operations.........................    (7.5)     (8.4)       --
                                                               -----     -----     -----
  Net income (loss).........................................    (0.6)%     2.7%     (3.6)%
                                                               =====     =====     =====

---------------
(1) Includes a one-time write off of purchased research and development costs of $1.6 million related to the acquisition of Cerprobe Europe S.A.S.

(2) Includes a one-time write-off of purchased research and development costs of $4.6 million related to the acquisition of CIS.

  YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     Net Sales. Net sales for 1998 were $76.2 million, an increase of 10.4% over net sales of $69.0 million for 1997. The majority of this increase occurred in the first quarter of 1998 as a result of higher order rates for the Company's probe card and interface products. However, during the remainder of 1998, slower sales resulted from the softness in the worldwide demand for semiconductors.

     Gross Profit. The gross profit for 1998 was $31.2 million, an increase of 4.7% from the gross profit of $29.8 million for 1997. Gross margin decreased from 43.1% in 1997 to 40.9% in 1998. The decrease in gross margin was a result of a change in product mix, which included a higher ratio of lower margin ATE interface product sales and a result of the Company's production infrastructure capable of higher production run rates, resulting in over capacity and under-absorption of overhead.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $18.8 million, or 24.6% of net sales, for 1998, compared to $16.6 million, or 24.1% of net sales, for 1997, an increase of 13.1%. The increase in selling, general, and administrative expenses resulted primarily from the increase in fixed general and administrative costs due to the Company's continued domestic expansion occurring in the later part of 1997 and first quarter of 1998.

     Engineering and Product Development. Engineering and product development expenses were $3.1 million, or 4.1% of net sales, for 1998, an increase of 211.3% over $996,253, or 1.4% of net sales, for 1997. The Company has added substantial resources to its product development team to address emerging and next generation probing requirements for grid array, multi-chip testing, very high frequency ICs, and those that have pad pitch architecture of less than 60 microns.

     Purchased Research and Development. Purchased research and development costs from the September 1998 acquisition of Cerprobe Europe S.A.S. totaled $1.6 million. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values. The state of the research and development prod-ucts/processes was not at a technologically feasible or commercially viable stage. Therefore, consistent with generally accepted accounting principles, the Company took a one-time charge for the full value of the purchased research and development.

     Interest Income. Interest income was $1.3 million in 1998, compared to $348,000 for 1997. This increase is attributable to the interest earned on the net proceeds from the Company's 1997 secondary offering.

     Income Taxes. Income taxes decreased to $3.7 million, which represented an effective tax rate of 41.1% for 1998 (excluding the purchased research and development expenses of $1.6 million, which resulted in a tax benefit of $627,000), compared to $4.8 million, which represented an effective tax rate of 38.6% for 1997. The increased effective tax rate, as adjusted, was due primarily to the addition of foreign income taxes on foreign taxable income. In 1998, foreign subsidiaries' taxable income exceeded prior years foreign subsidiaries' accumulated losses.

     Minority Interest. The minority interest share of income of $383,637 for 1998 and share of loss of $29,715 for 1997 represented the Company's joint venture partners' share of income (loss) from the Company's Asian operations (40%, 30% prior to August 18, 1997) and the Upsys Joint Venture (45%).

     Discontinued Operations. The Company recorded $5.7 and $5.8 million in loss from discontinued operations from the disposal of its wafer prober refurbishing and upgrading subsidiary, SVTR, Inc. for 1998 and 1997, respectively. The Company disposed of the operations of SVTR through the sale of assets in 1999.

     Net Income (Loss). Net loss for 1998 was $495,908, compared to the income of $1.9 million for 1997. Excluding net purchased research and development and discontinued operations, net income for 1998 would have been $6.2 million, or 8.1% of net sales for 1998, compared to 11.1% of net sales, for 1997. This decrease is primarily a result of slower sales in the later part of 1998 due to the softness in the worldwide demand for semiconductors. The Company's production infrastructure was capable of higher production run rates, resulting in over capacity and under-absorption of overhead.

  YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     Net Sales. Net sales for 1997 were $69.0 million, an increase of 85.0% over net sales of $37.3 million for 1996. This increase in net sales of $31.7 million resulted from the acquisition of CIS ($12.7 million), higher domestic order rates for the Company's probe card and interface products ($13.2 million), and increased international sales ($5.8 million).

     Gross Profit. The gross profit for 1997 was $29.8 million, an increase of 75.3% from the gross profit of $17.0 million for 1996. Gross margin decreased from 45.5% in 1996 to 43.1% in 1997. The decrease in gross margin was primarily a result of a change in product mix due to acquisitions. Approximately 18% of net sales in the period were attributed to ATE test boards, which has lower gross margins than the Company's core products of probe cards and ATE interfaces.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $16.6 million, or 24.1% of net sales, for 1997, compared to $10.7 million, or 28.7% of net sales, for 1996, an increase of $5.9 million. The increase in selling, general, and administrative expenses resulted primarily from the acquisition of CIS ($2.2 million), and the Company's continued domestic and international expansion ($3.7 million).

     Engineering and Product Development. Engineering and product development expenses were $996,253, or 1.4% of net sales, for 1997, an increase of 10.3% over $902,909, or 2.4% of net sales, for 1996. These increased expenses resulted from the Company's acquisition of CIS and continued emphasis on engineering and product development in an effort to anticipate and address technological advances in semiconductor testing. Total expenses were partially offset by increased project funding receipts from collaborations on engineering and product development with certain customers and the re-assignment of personnel and other resources to the joint venture with Upsys.

     Interest Income. Interest income was $348,816 in 1997, compared to $467,043 for 1996. This decrease is attributable to the utilization of net proceeds from the issuance of Series A Convertible Preferred Stock in January 1996, for the CIS and SVTR acquisitions in December 1996 and January 1997, respectively.

     Income Taxes. Income taxes increased to $4.8 million, which represented an effective tax rate of 38.6% for 1997, compared to $2.7 million, which represented an effective rate of 45.6% for 1996 (excluding the non-deductible purchased research and development costs of $4.6 million). The decreased effective tax rate, as adjusted for 1996, was due primarily to the benefit in 1997 from CIS's net operating loss carryforwards as well as net operating loss carryforwards from foreign subsidiaries (4%). The Company also benefited in 1997 from the reduced effective tax rate for export sales through the Company's foreign sales corporation and income from non-taxable annuities (2%).

     Minority Interest. The minority interest of $29,715 for 1997 represented the Company's joint venture partners' share of the loss from the Company's Asian operations (40%, 30% prior to August 18, 1997) and the Upsys Joint Venture.

     Net Income (Loss). Net income for 1997 was $1.9 million, compared to the loss of $1.4 million for 1996. Excluding purchased research and development costs and discontinued operations, net income for 1997 would have been $7.7 million, or 11.1% of net sales, compared to $3.2 million, or 8.6% of net sales for 1996.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table presents unaudited consolidated financial results for each of the eight quarters in the period ended December 31, 1998. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                      QUARTERS ENDED(2)
                                       -------------------------------------------------------------------------------
                                                        1998                                     1997
                                       ---------------------------------------   -------------------------------------
                                       DEC 31    SEP 30(1)   JUN 30    MAR 31    DEC 31    SEP 30    JUN 30    MAR 31
                                       -------   ---------   -------   -------   -------   -------   -------   -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales............................  $15,008    $20,107    $18,139   $22,953   $19,879   $17,562   $17,047   $14,525
Gross profit.........................    5,430      8,593      7,253     9,879     8,122     7,572     7,815     6,253
Operating income.....................      223      2,922      1,686     4,445     2,854     3,353     3,589     2,366
Net income (loss)....................      251      1,977      1,203     2,748     2,120     1,932     2,227     1,385
Diluted net income per share.........  $  0.03    $  0.25    $  0.14   $  0.32   $  0.25   $  0.29   $  0.34   $  0.22
AS A PERCENTAGE OF NET SALES:
Net sales............................    100.0%     100.0%     100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Gross profit.........................     36.2       42.7       40.0      43.7      40.9      43.1      45.8      43.0
Operating income.....................      1.5       14.5        9.3      19.7      14.4      19.1      21.1      16.3
Net income (loss)....................      1.7%       9.8%       6.6%     12.0%     10.7%     11.0%     13.1%      9.5%

---------------
(1) Excludes a one-time write-off of purchased research and development costs of $1.6 million or $0.11 per diluted share, net of tax benefit, related to the acquisition of Cerprobe Europe S.A.S.

(2) Excludes discontinued operations of SVTR, Inc.

     Quarterly results can be affected by a number of factors, including the cyclical nature of the semiconductor industry, market acceptance of the Company's products, product mix, customer order patterns, competition, the availability and cost of raw materials and production capacity, and the Company's ability to respond to technological advances.

LIQUIDITY AND CAPITAL RESOURCES

     Cerprobe has financed its operations and capital requirements primarily through cash flow from operations, equipment lease financing arrangements and sales of equity securities. In September 1997, the Company completed a secondary offering, which raised net proceeds of approximately $31.1 million. In

October 1997, the managing underwriters of the secondary offering exercised their over-allotment option, which raised an additional $6.0 million. A portion of the proceeds has been used for repaying existing Company debt, acquisitions, and purchase of Treasury Stock. The remainder, approximately $19.0 million, will be used for general corporate purposes, including working capital, and for possible future acquisitions. At December 31, 1998, cash and short-term investments were $19.1 million compared to $29.7 million at December 31, 1997.

     Cerprobe generated $9.5 million in cash from operating activities for the year ended December 31, 1998. Accounts receivable increased by $721,502, or 8.8%, to $9.0 million at December 31, 1998. Inventories increased $333,827, or 6.7%, over December 31, 1997, to $5.3 million at December 31, 1998. Accounts payable and accrued expenses decreased $723,429, or 11.4%, to $5.6 million at December 31, 1998.

     Working capital decreased $12.0 million, or 28.2%, to $30.5 million at December 31, 1998, primarily as a result of the acquisition of Cerprobe Europe S.A.S. and the stock repurchase program. The current ratio decreased from 7.0 at December 31, 1997, to 5.8 at December 31, 1998. This decrease was due primarily to the purchase of Treasury Stock and the acquisition of Cerprobe Europe S.A.S.

     Cerprobe increased its investment in property, plant, and equipment during the year ended December 31, 1998, by $8.3 million, or 57.2%, to $22.7 million. This increase was attributable to the Company's efforts, in the first quarter, to expand capacity to meet customer demand for its products, the purchase of Cerprobe Europe S.A.S., and the purchase of its Oracle Enterprise Resource Planning ("ERP") System, as further discussed under Year 2000 costs below. These capital expenditures were funded primarily from capital leases, cash flow from operations, and net proceeds from the secondary offering.

     In December 1998, the Company entered into a $10,000,000 revolving line of credit agreement, which matures June 30, 2000, with Bank of America for general corporate purposes. Interest on the outstanding balance is at either the Reference Rate, determined by Bank of America in San Francisco, California, the Offshore Rate plus 1.50 percentage points calculated by dividing the Grand Caymen Rate by 1 minus the reserve percentage determined by the reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency Liabilities, or the LIBOR Rate plus 1.50 percentage points. The non-use fee under the line of credit is 0.125 % of the unused balance. The line of credit contains certain restrictive covenants that include, among other things, restrictions on the declaration or payment of dividends, the incurrance or assumption of other indebtedness, and the making of loans to or investments in others. The credit line also requires the Company to maintain a specified net worth, as defined, to maintain a required debt to equity ratio, and to maintain certain other financial ratios. The Company was in compliance with all covenants as of December 31, 1998. There were no amounts outstanding under this agreement as of December 31, 1998.

     In February 1999, the Company financed $3,000,000 of its Oracle ERP System. Monthly payments, under this loan, are made of principle of $83,333 plus interest of 6.95% per annum for 36 months.

     In February 1998, the Company entered into a $5,000,000 lease line of credit agreement, which matured in February 1999, with Banc One Leasing Corporation. The maximum term for each lease schedule may not exceed 60 months. Pricing was indexed to like term treasuries plus 150 basis points. Advances are collateralized by the underlying leased manufacturing equipment, furniture, fixtures, software, and/or hardware. As of December 31, 1998, there was $1,349,730 outstanding under all lease schedules with Banc One Leasing Corporation.

     On August 5, 1998, the Company announced a stock repurchase program whereby up to 500,000 shares, or approximately 6% of the Company's Common Stock, may be purchased from time to time in the open market. This repurchase program was completed early in December 1998. The Company intends to utilize a portion of the reacquired shares for reissuance in connection with its Employee Stock Purchase Plan. As of December 31, 1998, the Company had purchased 500,000 shares at an average price of $11.37 per share.

     On September 30, 1998, the Company acquired France-based Cerprobe Europe S.A.S. for $3.0 million in cash and approximately $250,000 in acquisition related expenses. Cerprobe Europe S.A.S. designs, manufactures, and distributes probe cards at its manufacturing plant near Marseilles.

     The Company believes that its working capital, together with the loan and lease commitments described above and anticipated cash flow from operations, will provide adequate sources to fund operations for at least the next 12 months. The Company anticipates that any additional cash requirements for operations or capital expenditures will be financed through cash flow from operations, by borrowing from the Company's primary lender, by lease financing arrangements, or by sales of equity securities. There can be no assurance that any such financing will be available on acceptable terms and that any additional equity financing, if available, would not result in additional dilution to existing investors.

YEAR 2000 COSTS

     The Company is in the process of performing a comprehensive review of its Year 2000 issues and has completed its review of internal systems (information technology ("IT") and non-IT). The majority of the Company's application software programs have been replaced with Oracle ERP applications that are Year 2000 compliant. The Oracle project budget, including software, hardware, and implementation was approximately $3.5 million. The Company estimates the status of progress on these internal systems as of December 31, 1998 was as follows:

IT Systems                                    100%
Non-IT Systems                                 75%

     The Company presently believes that with modifications and updates to existing software and the recent implementation of the Oracle applications, the Year 2000 problem will not pose significant operational problems for the Company's internal systems. The Company also believes that remediation costs to become Year 2000 compliant, excluding the costs associated with the replacement Oracle applications, are not material.

     The Company is also continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. The Company is not able to determine the effect on the Company's results of operations, liquidity, and financial condition in the event the Company's material vendors and customers are not Year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at the point in time when the Company believes a material vendor or customer will not be compliant.

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

     Changes in the Company's supplier prices did not have a significant impact on cost of sales during 1998 or 1997.

     As a result of the Company's operation of the manufacturing, repair, and sales facilities in Scotland, France, Singapore, and Taiwan, the Company's foreign transactions may be denominated in currencies other than the U.S. dollar. Such transactions may expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. There can be no assurance that fluctuations in the currency exchange rate in the future will not have an adverse impact on the Company's foreign operations.

     In addition, the Company may purchase a substantial portion of its raw materials and equipment from foreign suppliers and will incur labor costs in a foreign currency. The foreign manufacture and sale of products and the purchase of raw material and equipment from foreign suppliers may be adversely affected by political and economic conditions abroad. Protective trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect the Company's ability to manufacture or sell its products in foreign markets and purchase materials or equipment from foreign suppliers. In countries in which Cerprobe conducts business in local currency, currency exchange rate fluctuations could adversely affect the Company's net sales or costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A portion of the Company's foreign sales are denominated in currencies other than the U.S. dollar. The Company may also purchase a portion of its raw materials and equipment from foreign suppliers and will incur labor costs in a foreign currency. Such transactions expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. The Company monitors its foreign currency exposure and from time to time enters into hedging transactions to manage this exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report and Consolidated Financial Statements of the Company are set forth on pages F-1 to F-23 of this report and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to directors of the Company and disclosure relating to compliance with 16(a) of the Securities Act of 1934 is included under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Securities Act of 1934" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this Item relating to the Company's executive officers is included under the caption "Executive Officers" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included under the caption "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the caption "Security Ownership of Principal Stockholders and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS

     The following Financial Statements of the Company are filed with this report:

                        DESCRIPTION                           PAGE
                        -----------                           ----
Independent Auditors' Report................................  F-1
Consolidated Balance Sheets, December 31, 1998 and 1997.....  F-2
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................  F-3
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the years ended December 31,
  1998, 1997 and 1996.......................................  F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-5
Notes to Consolidated Financial Statements..................  F-7

     2. EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2(a)     Agreement of Merger and Plan of Reorganization dated
          February 21, 1995, as amended by that certain Amendment of
          Agreement of Merger and Plan of Reorganization dated March
          31, 1995, by and among Fresh Test Acquisition, Inc., the
          Company, Fresh Technology Corporation, and William A. Fresh,
          Robert K. Bench, Harold D. Higgins, WAF Investment Company
          and Orem Tek Development Corp. filed as Exhibit 2 to the
          Company's Current Report on Form 8-K filed with the
          Commission on or about April 4, 1995 and incorporated herein by reference.
 3(a)     Second Restated Certificate of Incorporation of Cerprobe
          Corporation, filed with the Secretary of State on June 23,
          1998, as exhibit 3(c) to the Company's Form 10-Q for the
          period ended June 30, 1998.
 3(b)     Bylaws of the Company dated March 14, 1987, filed as Exhibit
          4(b) to the Company's Form 10-Q for the period ended June
          30, 1987 and incorporated herein by reference.
 3(c)     Rights Agreement, dated September 28, 1998, between Cerprobe
          Corporation and American Securities Transfer & Trust,
          Incorporated, as Rights Agent, filed as an exhibit to the
          Company's Form 8-A filed on or about October 2, 1998 and
          incorporated herein by reference.
 4(a)     Specimen Stock Certificate filed as Exhibit 4(c) to the
          Company's Form S-18 Registration Statement (No. 2-85679) and
          incorporated herein by reference.
 4(b)     Specimen Convertible Subordinated Debenture filed as Exhibit
          4(b) to the Company's Form 10-K for the year ended December
          31, 1990 and incorporated herein by reference.
 4(c)     Specimen Series A Preferred Stock Certificate filed as
          Exhibit 4(c) to the Company's Form 10-KSB for the year ended
          December 31, 1995 and incorporated herein by reference.
 4(d)     Certificate of Designations of Series A Preferred Stock
          dated January 11, 1996, as filed with the Secretary of State of Delaware filed as Exhibit 4(d) to the Company's Form
          10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
10(a)     Non-Qualified Stock Option Plan adopted by the Company's
          Board of Directors on June 25, 1983, as amended, and Form of
          Qualified Stock Option Agreement filed as Exhibits 4(a) and
          4(c) to the Company's Form S-8 Registration Statement (No.
          33-65200) and incorporated herein by reference.
10(b)     Incentive Stock Option Plan adopted by the Company's Board of Directors on April 3, 1989, filed as Exhibit 10(k) to the
          Company's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference and Form of Incentive Stock
          Option Agreement filed as Exhibit 4(d) to the Company's Form
          S-8 Registration Statement (No. 33-65200) and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10(l)     Lease Agreement between the Company and Aetna Life Insurance
          Company dated December 30, 1994 filed as Exhibit 10(l) to
          the Company's Form 10-KSB for the year ended December 31,
          1994 and incorporated herein by reference.
10(m)     Lease between Scottish Enterprise and Cerprobe Europe
          Limited dated November 4, 1994 filed as Exhibit 10(m) to the
          Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.
10(n)     Rental Agreement between the Company and Gentra Capital
          Corporation dated as of July 6, 1994 filed as Exhibit 10(n)
          to the Company's Form 10-KSB for the year ended December 31,
          1994 and incorporated herein by reference.
10(r)     Employment Contract dated July 16, 1990 between the Company and Carl Zane Close filed as Exhibit 10(p) to the Company's
          Form 10-K for the year ended December 31, 1990 and
          incorporated herein by reference.
10(s)     Employment Contract dated July 17, 1990 between the Company and Michael K. Bonham filed as Exhibit 10(q) to the
          Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
10(t)     Employment Contract dated July 16, 1990 between the Company and Eswar Subramanian filed as Exhibit 10(r) to the
          Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
10(u)     Employment Contract dated July 16, 1990 between the Company and Henry Wong filed as Exhibit 10(s) to the Company's Form
          10-K for the year ended December 31, 1990 and incorporated herein by reference.
10(v)     Manufacturing Licensing Agreement between the Company and
          Intertrade Scientific, Inc. dated August 30, 1993 filed as
          Exhibit 10(x) to the Company's Form 10-KSB for the year
          ended December 31, 1993 and incorporated herein by
          reference.
10(w)     Manufacturing Licensing Agreement between the Company and
          ESJ Corporation dated January 21, 1994 filed as Exhibit
          10(y) to the Company's Form 10-KSB for the year ended
          December 31, 1993 and incorporated herein by reference.
10(x)     Loan Agreement between the Company and First Interstate Bank of Arizona, N.A. dated June 6, 1994 and related Promissory
          Note filed as Exhibit 10(x) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.
10(y)     Master Lease Agreement between the Company and First
          Interstate Bank of Arizona, N.A. dated as of June 6, 1994
          filed as Exhibit 10(y) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by
          reference.
10(z)     Master Lease Agreement between the Company and PFC, Inc.
          dated August 9, 1994 filed as Exhibit 10(z) to the Company's
          Form 10-KSB for the year ended December 31, 1994 and
          incorporated herein by reference.
10(bb)    Agreement between Cerprobe Europe, Limited and Lanarkshire
          Development Agency dated August 15, 1994, as amended, filed as Exhibit 10(bb) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by
          reference.
10(cc)    Lease Agreement between the Company and Realtec Properties
          I, L.P. dated July 17, 1995 filed as Exhibit 1 to the
          Company's Form 10-QSB for the quarter ended June 30, 1995
          and incorporated herein by reference.
10(dd)    Lease Agreement between the Company and East Point Realty
          Trust dated June 30, 1995 filed as Exhibit 2 to the
          Company's Form 10-QSB for the quarter ended June 30, 1995
          and incorporated herein by reference.
10(ee)    Amendment to Loan Agreement between the Company and First
          Interstate Bank of Arizona, N.A. dated April 30, 1995 and
          related Promissory Note filed as Exhibit 3 to the Company's
          Form 10-QSB for the quarter ended June 30, 1995 and
          incorporated herein by reference.
10(ff)    Amendment to Master Lease Agreement between the Company and
          First Interstate Bank of Arizona, N.A. dated April 30, 1995 filed as Exhibit 4 to the Company's Form 10-QSB for the
          quarter ended June 30, 1995 and incorporated herein by
          reference.
10(gg)    Letter of Intent between the Company and Technology Parks
          PTE LTD dated June 23, 1995 filed as Exhibit 5 to the
          Company's Form 10-QSB for the quarter ended June 30, 1995
          and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10(ii)    Security Agreement between the Company and Zions Credit
          Corporation dated December 27, 1995 filed as Exhibit 10(ii)
          to the Company's Form 10-KSB for the year ended December 31,
          1995 and incorporated herein by reference.
10(ll)    The Company's 1995 Stock Option Plan filed as Exhibit 10(ll)
          to the Company's Form 10-KSB for the year ended December 31,
          1995 and incorporated herein by reference.
10(mm)    Capital Lease Agreement between the Company and Wells Fargo
          Leasing Corporation dated October 10, 1996 filed as an
          Exhibit to the Company's Form 10-QSB for the quarter ended
          September 30, 1996 and incorporated herein by reference.
10(nn)    Capital Lease Agreement between the Company and Wells Fargo
          Leasing Corporation dated September 9, 1996 filed as an
          Exhibit to the Company's Form 10-QSB for the quarter ended
          September 30, 1996 and incorporated herein by reference.
10(oo)    Memorandum of Lease with respect to the Lease Agreement
          between the Company and CRPB Investors, L.L.C. dated August
          21, 1996, and the Addendum to the Lease Agreement filed as an Exhibit to the Company's Form 10-QSB for the quarter
          ended September 30, 1996 and incorporated herein by
          reference.
10(pp)    Employment Agreement between the Company and Randal L.
          Buness dated June 26, 1996 filed as an Exhibit to the
          Company's Form 10-QSB for the quarter ended September 30,
          1996 and incorporated herein by reference.
10(qq)    Operating Agreement between the Company and CRPB Investors,
          L.L.C. dated September 18, 1996 filed as an Exhibit to the
          Company's Form 10-QSB for the quarter ended September 30,
          1996 and incorporated herein by reference.
10(rr)    Agreement of Merger and Plan of Reorganization, dated as of
          October 25, 1996, by and among the Company, C-Route
          Acquisition, Inc., CROUTE, Inc., COMPUROUTE, INCORPORATED,
          and Souad Shrime filed as Exhibit 10(rr) to the Company's
          Registration Statement on Form S-4 (No. 333-15785) and
          incorporated herein by reference.
10(ss)    Agreement and Plan of Merger, dated as of October 25, 1996, by and between COMPUROUTE, INCORPORATED, and CROUTE, Inc.
          filed as Exhibit 10(ss) to the Company's Registration
          Statement on Form S-4 (No. 333-15785) and incorporated
          herein by reference.
10(tt)    Purchase and Sale Agreement dated as of October 25, 1996, by and between Souad Shrime and the Company filed as Exhibit
          10(tt) to the Company's Registration Statement on Form S-4
          (No. 333-15785) and incorporated herein by reference.
10(uu)    Indemnification Agreement by Souad Shrime in favor of and
          for the benefit of the Company and C-Route Acquisition, Inc.
          filed as Exhibit 10(uu) to the Company's Registration
          Statement on Form S-4 (No. 333-15785) and incorporated
          herein by reference.
10(vv)    Agreement of Merger and Plan of Reorganization dated January
          15, 1997, by and among the Company, EMI Acquisition, Inc.,
          Silicon Valley Test & Repair, Inc., and William and Carol
          Mayer filed as Exhibit 1 to the Company's Current Report on
          Form 8-K filed with the Commission on or about January 30,
          1997 and incorporated herein by reference.
10(ww)    Registration Rights Agreement dated January 15, 1997, by and between the Company and William and Carol Mayer filed as
          Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on or about January 30, 1997 and
          incorporated herein by reference.
10(xx)    Employment Agreement dated January 15, 1997, by and between the Company and William and Carol Mayer filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the
          Commission on or about January 30, 1997 and incorporated
          herein by reference.
10(yy)    Credit Agreement between the Company and Wells Fargo Bank,
          National Association dated February 28, 1997.
10(zz)    Revolving Line of Credit Note between the Company and Wells
          Fargo Bank, National Associated dated February 28, 1997.
10(aaa)   Lease agreement between CompuRoute and Banc One Leasing
          dated November 17, 1997, filed as exhibit 10(aaa) to the
          Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
10(bbb)   Master Lease Agreement between Company and Banc One Leasing
          Corporation, dated February 16, 1998, filed as exhibit
          10(bbb) to the Company's Form 10-K for the year ended
          December 31, 1997 and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10(ccc)   Lease agreement between CompuRoute and Banc One Leasing
          Corporation, dated May 7, 1998, filed as exhibit 10(ccc) to the Company's Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.
10(ddd)   Lease agreement between CompuRoute and Banc One Leasing
          Corporation, dated June 17, 1998, filed as exhibit 10(ddd)
          to the Company's Form 10-Q for the period ended June 30,
          1998 and incorporated herein by reference.
10(eee)   Lease agreement between Cerprobe Corporation and
          Jackson-Shaw El Dorado Tech I Limited Partnerships, dated
          May 15, 1998, filed as exhibit 10(eee) to the Company's Form
          10-Q for the period ended June 30, 1998 and incorporated
          herein by reference.
10(fff)   Lease agreement between Cerprobe Corporation and Banc One
          Leasing Corporation, dated October 22, 1998, filed as
          exhibit 10(fff) to the Company's Form 10-Q for the period
          ended June 30, 1998 and incorporated herein by reference.
10(ggg)   Business Loan agreement between Cerprobe Corporation and
          Bank of America, dated December 22, 1998.
10(hhh)   Lease agreement between Cerprobe Corporation and Bank of
          America, dated February 26, 1999.
11        Computation of Net Income (Loss) per Share.
21        List of Subsidiaries.
23        Independent Auditors' Consent.
27.1      Financial Data Schedule for twelve months ended December 31,
          1998.
27.2      Restated Financial Data Schedule for twelve months ended
          December 31, 1997.

(b) REPORTS ON FORM 8-K

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

                                          Dated: March 31, 1999

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

              /s/ ROSS J. MANGANO                 Chairman of the Board of Directors    March 31, 1999
------------------------------------------------    and Director
                Ross J. Mangano

               /s/ C. ZANE CLOSE                  President, Chief Executive Officer,   March 31, 1999
------------------------------------------------    and Director (Principal Executive
                 C. Zane Close                      Officer

              /s/ RANDAL L. BUNESS                Senior Vice President, Chief          March 31, 1999
------------------------------------------------    Financial Officer, Secretary, and
                Randal L. Buness                    Treasurer (Principal Financial and
                                                    Accounting Officer)

              /s/ WILLIAM A. FRESH                Director                              March 31, 1999
------------------------------------------------
                William A. Fresh

             /s/ KENNETH W. MILLER                Director                              March 31, 1999
------------------------------------------------
               Kenneth W. Miller

              /s/ DONALD F. WALTER                Director                              March 31, 1999
------------------------------------------------
                Donald F. Walter

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Cerprobe Corporation:

     We have audited the accompanying consolidated balance sheets of Cerprobe Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerprobe Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Phoenix, Arizona
February 2, 1999

                     CERPROBE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
                           ASSETS
Current assets:
  Cash......................................................  $ 4,753,696    $ 2,715,490
  Short-term investment securities..........................   14,305,400     27,000,698
  Accounts receivable, net of allowance of $333,364 in 1998
     and $215,179 in 1997...................................    8,951,680      8,230,178
  Inventories, net..........................................    5,303,631      4,969,804
  Accrued interest receivable...............................      102,093        202,939
  Prepaid expenses..........................................      869,382        377,799
  Income taxes receivable...................................      714,811        471,046
  Deferred tax asset........................................      446,092        411,177
  Net assets of discontinued operations.....................    1,481,903      5,220,343
                                                              -----------    -----------
          Total current assets..............................   36,928,688     49,599,474
Property, plant and equipment, net..........................   22,698,509     14,439,254
Intangible assets, net......................................    3,050,460      2,279,347
Other assets................................................    1,007,917        957,175
Net assets of discontinued operations.......................           --        832,653
                                                              -----------    -----------
          Total assets......................................  $63,685,574    $68,107,903
                                                              ===========    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,534,997    $ 3,502,561
  Accrued expenses..........................................    3,075,894      2,831,759
  Current portion of notes payable..........................      138,985        139,661
  Current portion of capital lease obligations..............      660,192        620,570
                                                              -----------    -----------
          Total current liabilities.........................    6,410,068      7,094,551
Notes payable, less current portion.........................      731,555        138,985
Capital lease obligations, less current portion.............    2,472,563      1,136,032
Deferred tax liability......................................           --        245,160
Other liabilities...........................................        7,073         16,700
                                                              -----------    -----------
          Total liabilities.................................    9,621,259      8,631,428
                                                              -----------    -----------
Minority interest...........................................      590,465        132,437
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.05 par value; authorized 10,000,000
     shares; issued and outstanding none....................           --             --
  Common stock, $.05 par value; authorized 25,000,000
     shares; issued 8,131,279 and outstanding 7,645,126
     shares at December 31, 1998 and issued and outstanding
     8,097,979 shares at December 31, 1997..................      406,564        404,899
  Additional paid-in capital................................   55,271,200     55,136,307
  Retained earnings.........................................    3,505,734      4,001,642
  Accumulated other comprehensive income:
     Foreign currency translation...........................     (188,131)      (198,810)
                                                              -----------    -----------
                                                               58,995,367     59,344,038
  Treasury stock, at cost, 486,153 shares at December 31,
     1998...................................................   (5,521,517)            --
                                                              -----------    -----------
          Total stockholders' equity........................   53,473,850     59,344,038
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $63,685,574    $68,107,903
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Net sales...........................................  $76,207,477    $69,012,395    $37,308,199
Costs of goods sold.................................   45,052,300     39,251,446     20,343,516
                                                      -----------    -----------    -----------
          Gross profit..............................   31,155,177     29,760,949     16,964,683
                                                      -----------    -----------    -----------
Expenses:
  Selling, general and administrative...............   18,778,140     16,605,176     10,725,075
  Engineering and product development...............    3,101,082        996,253        902,909
  Purchased research and development................    1,568,000             --      4,584,000
                                                      -----------    -----------    -----------
          Total expenses............................   23,447,222     17,601,429     16,211,984
                                                      -----------    -----------    -----------
Operating income....................................    7,707,955     12,159,520        752,699
                                                      -----------    -----------    -----------
Other income (expense):
  Interest income...................................    1,323,918        348,816        467,043
  Interest expense..................................     (269,115)      (388,025)      (221,248)
  Other, net........................................      542,839        323,065        246,862
                                                      -----------    -----------    -----------
          Total other income........................    1,597,642        283,856        492,657
                                                      -----------    -----------    -----------
Income from continuing operations before minority
  interest and income taxes.........................    9,305,597     12,443,376      1,245,356
Minority interest...................................     (383,637)        29,715         94,854
                                                      -----------    -----------    -----------
Income from continuing operations before income
  taxes.............................................    8,921,960     12,473,091      1,340,210
Income taxes........................................   (3,685,308)    (4,810,167)    (2,701,000)
                                                      -----------    -----------    -----------
Income (loss) from continuing operations............    5,236,652      7,662,924     (1,360,790)
Discontinued operations:
  Loss from operations of SVTR, Inc., net of
     taxes..........................................   (1,924,820)    (5,766,956)            --
  Loss on disposal of SVTR, Inc., net of taxes......   (3,807,740)            --             --
                                                      -----------    -----------    -----------
     Loss from discontinued operations..............   (5,732,560)    (5,766,956)            --
                                                      -----------    -----------    -----------
Net income (loss)...................................  $  (495,908)   $ 1,895,968    $(1,360,790)
                                                      ===========    ===========    ===========
Net income (loss) per common share:
  Basic:
  From continuing operations........................  $      0.66    $      1.14    $     (0.30)
  From discontinued operations......................        (0.72)         (0.86)            --
                                                      -----------    -----------    -----------
  Net income (loss) per common share................  $     (0.06)   $      0.28    $     (0.30)
                                                      ===========    ===========    ===========
  Weighted average number of common shares
     outstanding....................................    7,963,747      6,690,265      4,579,598
                                                      ===========    ===========    ===========
  Diluted:
  From continuing operations........................  $      0.63    $      1.10    $     (0.30)
  From discontinued operations......................        (0.69)         (0.83)            --
                                                      -----------    -----------    -----------
  Net income (loss) per common share................  $     (0.06)   $      0.27    $     (0.30)
                                                      ===========    ===========    ===========
  Weighted average number of common and common
     equivalent shares outstanding..................    8,251,373      6,982,368      4,579,598
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                 NUMBER OF
                                    NUMBER OF    PREFERRED     NUMBER
                                     COMMON       SHARES         OF                                           ADDITIONAL
                                     SHARES     ISSUED AND    TREASURY    COMMON    PREFERRED    TREASURY       PAID-IN
                                     ISSUED     OUTSTANDING    SHARES     STOCK       STOCK        STOCK        CAPITAL
                                    ---------   -----------   --------   --------   ---------   -----------   -----------
Balance, December 31, 1995........  4,095,851         --            --   $204,792     $ --      $        --   $ 7,239,410
Issuance of preferred stock.......        --       1,000            --        --        50               --     9,399,950
Conversion of subordinated
 debentures.......................   595,000          --            --    29,750        --               --       565,250
Compensation expense related to
 stock options....................        --          --            --        --        --               --      (192,489)
Exercise of stock options.........   164,702          --            --     8,235        --               --       556,744
Tax benefit from exercise of
 nonqualified stock options.......        --          --            --        --        --               --       542,000
Conversion of preferred stock for
 common stock.....................   772,161        (670)           --    38,609       (34)              --       (38,575)
Issuance of common stock for
 acquisition......................   400,000          --            --    20,000        --               --     2,580,000
Comprehensive income (loss):
 Foreign currency translation, net
   of taxes.......................        --          --            --        --        --               --            --
 Net loss.........................        --          --            --        --        --               --            --
Total comprehensive loss..........        --          --            --        --        --               --            --
                                    ---------      -----      --------   --------     ----      -----------   -----------
Balance, December 31, 1996........  6,027,714        330            --   $301,386     $ 16      $        --   $20,652,290
Exercise of stock options.........    95,265          --            --     4,763        --               --       811,702
Issuance of common stock for
 acquisition......................   175,000          --            --     8,750        --               --     1,662,062
Issuance of common stock in
 secondary offering, net of
 issuance cost of $226,764........  1,800,000         --            --    90,000        --               --    37,015,237
Redemption of Preferred Stock.....        --        (330)           --        --       (16)              --    (5,249,984)
Tax benefit from exercise of
 nonqualified stock options.......        --          --            --        --        --               --       245,000
Comprehensive income (loss):
 Foreign currency translation, net
   of taxes.......................        --          --            --        --        --               --            --
 Net income.......................        --          --            --        --        --               --            --
Total comprehensive income........        --          --            --        --        --               --            --
                                    ---------      -----      --------   --------     ----      -----------   -----------
Balance, December 31, 1997........  8,097,979         --            --   $404,899     $ --      $        --   $55,136,307
Exercise of stock options.........    31,300          --            --     1,565        --               --       204,048
Expenses from issuance of common
 stock............................        --          --            --        --        --               --      (178,650)
Issuance of common stock for
 employee stock purchase plan.....                              37,198        --        --          480,454       (74,519)
Exercise of warrants..............     2,000                    (1,551)      100        --          (33,114)       33,014
Purchase of treasury stock........        --          --      (521,800)       --        --       (5,968,857)           --
Tax benefit from exercise of
 nonqualified stock options.......        --          --            --        --        --               --       151,000
Comprehensive income (loss):
 Foreign currency translation, net
   of taxes.......................        --          --            --        --        --               --            --
 Net loss.........................        --          --            --        --        --               --            --
Total comprehensive loss..........        --          --            --        --        --               --            --
                                    ---------      -----      --------   --------     ----      -----------   -----------
Balance, December 31, 1998........  8,131,279         --      (486,153)  $406,564     $ --      $(5,521,517)  $55,271,200
                                    =========      =====      ========   ========     ====      ===========   ===========


                                                                  ACCUMULATED
                                                                     OTHER           TOTAL
                                     RETAINED       UNEARNED     COMPREHENSIVE   STOCKHOLDERS'
                                     EARNINGS     COMPENSATION      INCOME          EQUITY
                                    -----------   ------------   -------------   -------------
Balance, December 31, 1995........  $ 3,466,464    $(241,872)      $  (7,532)     $10,661,262
Issuance of preferred stock.......           --           --              --        9,400,000
Conversion of subordinated
 debentures.......................           --           --              --          595,000
Compensation expense related to
 stock options....................           --      241,872              --           49,383
Exercise of stock options.........           --           --              --          564,979
Tax benefit from exercise of
 nonqualified stock options.......           --           --              --          542,000
Conversion of preferred stock for
 common stock.....................           --           --              --               --
Issuance of common stock for
 acquisition......................           --           --              --        2,600,000
Comprehensive income (loss):
 Foreign currency translation, net
   of taxes.......................           --           --          50,128           50,128
 Net loss.........................   (1,360,790)          --              --       (1,360,790)
                                                                                  -----------
Total comprehensive loss..........                        --                       (1,310,662)
                                    -----------    ---------       ---------      -----------
Balance, December 31, 1996........  $ 2,105,674    $      --       $  42,596      $23,101,962
Exercise of stock options.........           --           --              --          816,465
Issuance of common stock for
 acquisition......................           --           --              --        1,670,812
Issuance of common stock in
 secondary offering, net of
 issuance cost of $226,764........           --           --              --       37,105,237
Redemption of Preferred Stock.....           --           --              --       (5,250,000)
Tax benefit from exercise of
 nonqualified stock options.......           --           --              --          245,000
Comprehensive income (loss):
 Foreign currency translation, net
   of taxes.......................           --           --        (241,406)        (241,406)
 Net income.......................    1,895,968           --              --        1,895,968
                                                                                  -----------
Total comprehensive income........                        --                        1,654,562
                                    -----------    ---------       ---------      -----------
Balance, December 31, 1997........  $ 4,001,642    $      --       $(198,810)     $59,344,038
Exercise of stock options.........           --           --              --          205,613
Expenses from issuance of common
 stock............................           --           --              --         (178,650)
Issuance of common stock for
 employee stock purchase plan.....           --           --              --          405,935
Exercise of warrants..............           --           --              --               --
Purchase of treasury stock........           --           --              --       (5,968,857)
Tax benefit from exercise of
 nonqualified stock options.......           --           --              --          151,000
Comprehensive income (loss):
 Foreign currency translation, net
   of taxes.......................           --           --          10,679           10,679
 Net loss.........................     (495,908)          --              --         (495,908)
                                                                                  -----------
Total comprehensive loss..........                        --                         (485,229)
                                    -----------    ---------       ---------      -----------
Balance, December 31, 1998........  $ 3,505,734    $      --       $(188,131)     $53,473,850
                                    ===========    =========       =========      ===========

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1998           1997           1996
                                                       ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss) from continuing operations.......  $  5,236,652   $  7,662,924   $ (1,360,790)
  Adjustments to reconcile net income (loss) from
     continuing operations to net cash provided by
     continuing operations:
     Depreciation and amortization...................     4,676,110      3,546,154      1,930,341
     Purchased research and development..............     1,568,000             --      4,584,000
     Loss on sale of equipment.......................       373,245         12,583             --
     Tax benefit from exercise of nonqualified stock
       options.......................................       151,000        245,000        542,000
     Deferred income taxes...........................      (509,174)         8,062         35,419
     Provision for losses on accounts receivable.....       186,585         24,000         12,000
     Provision for obsolete inventory................       534,000        621,000         75,000
     Compensation expense............................            --        (33,536)        49,383
     Income (loss) applicable to minority interest...       383,637        (29,715)       (94,854)
     Changes in working capital of continuing
       operations, net of acquisitions:
       Accounts receivable...........................       571,725     (2,689,975)      (194,293)
       Inventories...................................      (736,703)    (1,728,051)      (812,904)
       Prepaid expenses and other assets.............       (72,967)      (236,085)      (562,590)
       Income taxes receivable.......................      (243,765)      (256,949)       (50,633)
       Accounts payable and accrued expenses.........    (1,359,857)     2,075,238      1,229,408
       Accrued income taxes..........................      (108,648)            --             --
       Other liabilities.............................        (9,627)            --        311,947
                                                       ------------   ------------   ------------
          Net cash provided by continuing
            operations...............................    10,640,213      9,220,650      5,693,434
                                                       ------------   ------------   ------------
          Net cash used in discontinued operations...    (1,161,467)    (7,558,443)            --
                                                       ------------   ------------   ------------
          Net cash provided by operating
            activities...............................     9,478,746      1,662,207      5,693,434
                                                       ------------   ------------   ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment..........   (11,900,133)    (6,302,918)    (4,922,960)
  Proceeds from sale (purchase) of investment
     securities......................................    12,695,298    (24,019,378)    (2,981,320)
  Investment in CRPB Investors, L.L.C. ..............        88,455        107,293       (659,233)
  Purchase of Upsys-Cerprobe, L.L.C. ................      (376,366)            --             --
  Purchase of Cerprobe Europe S.A.S., net of cash
     acquired........................................    (3,230,230)            --             --
  Purchase of Cerprobe Interconnect Solutions, Inc.,
     net of cash acquired............................            --        (80,102)    (4,327,162)
  Purchase of SVTR, net of cash acquired.............            --     (2,590,697)            --
  Proceeds from sale of equipment....................        15,267         74,683             --
  Payment (issuance) of notes receivable.............            --        250,000       (250,000)
                                                       ------------   ------------   ------------
          Net cash used in investing activities......    (2,707,709)   (32,561,119)   (13,140,675)
                                                       ------------   ------------   ------------

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Cash flows from financing activities:
  Issuance of (payments on) notes payable and
     capital leases.................................      893,200     (1,499,131)      (356,015)
  Net proceeds from issuance of preferred stock.....           --             --      9,400,000
  Net proceeds from issuance of common stock........           --     37,105,237             --
  Redemption of convertible preferred stock.........           --     (5,250,000)            --
  Expenses from issuance of common stock............     (178,650)            --             --
  Purchase of treasury stock........................   (5,968,857)            --             --
  Net proceeds from employee stock purchase plan....      405,935             --             --
  Net proceeds from exercise of stock options.......      205,613        816,465        564,979
  Capital contribution by minority interest
     partners.......................................           --        100,000        107,705
                                                      -----------    -----------    -----------
          Net cash provided by (used in) financing
            activities..............................   (4,642,759)    31,272,571      9,716,669
                                                      -----------    -----------    -----------
Effect of exchange rates on cash....................      (90,072)      (241,406)        50,128
                                                      -----------    -----------    -----------
Net increase in cash................................    2,038,206        132,253      2,319,556
Cash, beginning of period...........................    2,715,490      2,583,237        263,681
                                                      -----------    -----------    -----------
Cash, end of period.................................  $ 4,753,696    $ 2,715,490    $ 2,583,237
                                                      ===========    ===========    ===========
Supplemental schedule of non-cash financing
  activities from continuing operations:
  Equipment acquired under capital leases...........  $ 1,126,084    $   357,010    $ 1,553,968
                                                      -----------    -----------    -----------
  Cash-less exercise of warrants....................  $    33,114    $        --    $        --
                                                      -----------    -----------    -----------
Supplemental disclosures of cash flow information
  from continuing operations:
  Interest paid.....................................  $   269,115    $   388,025    $   221,248
                                                      -----------    -----------    -----------
  Income taxes paid.................................  $ 2,184,182    $ 3,937,456    $ 2,060,000
                                                      -----------    -----------    -----------
Supplemental disclosures of non-cash investing
  activities:
  The Company made acquisitions for $3.6 million,
     $4.5 million and $7.4 million in the years
     ended December 31, 1998, 1997 and 1996,
     respectively. The purchase prices were
     allocated to the assets acquired and
     liabilities assumed based on their fair values
     as indicated in the notes to the consolidated
     financial statements. A summary of the
     acquisitions is as follows:
  Purchase price....................................  $ 3,626,366    $ 4,546,825    $ 7,432,543
  Less cash acquired................................      (19,770)      (285,316)      (505,381)
  Common stock issued...............................           --     (1,670,812)    (2,600,000)
                                                      -----------    -----------    -----------
Cash invested.......................................  $ 3,606,596    $ 2,590,697    $ 4,327,162
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Cerprobe Corporation and its subsidiaries: Cerprobe Europe Limited, Cerprobe Europe S.A.S. (formerly SemiConducteur Services, S.A.), Cerprobe Asia Holdings Pte Ltd, Cerprobe Interconnect Solutions, Inc. ("CIS") (formerly CompuRoute, Inc.), SVTR, Inc. ("SVTR"), Upsys-Cerprobe, L.L.C., and Cobra Venture Management, Inc. All significant inter-company transactions have been eliminated in consolidation.

     Cerprobe Asia Holdings Pte Ltd is a 60% (70% before August 18, 1997) owner of Cerprobe Asia Pte Ltd; the balance is owned by Asian investors. Cerprobe Asia Pte Ltd's wholly owned subsidiaries, Cerprobe Singapore Pte Ltd and Cerprobe Taiwan Co., Ltd., operate full service sales and manufacturing plants.

     On December 27, 1996 the Company acquired all of the outstanding stock of Cerprobe Interconnect Solutions, Inc., a manufacturer of printed circuit boards. Accordingly, the consolidated financial statements include CIS's activities since the date of acquisition. See Note 17.

     On January 15, 1997, the Company acquired all of the outstanding stock of SVTR, Inc., a company that refurbishes, reconfigures, and services wafer probing equipment. In the third quarter of 1998, the Company discontinued operations of SVTR. See Note 16.

     On May 30, 1997, the Company entered into a joint venture with Upsys Reseau Eurisys ("Upsys"), a French company owned by IBM and GAME COGEMA Group, a French testing and engineering company. The joint venture, called Upsys-Cerprobe, L.L.C., assembled and repaired Upsys's vertical probe card that had been distributed by Cerprobe throughout the United States and Asia. Cerprobe owned 55% of the joint venture and Upsys owned 45%. On June 25, 1998, the Company terminated its distribution agreement with Upsys, and in connection therewith, Upsys's 45% interest in Upsys-Cerprobe, L.L.C. was purchased. Accordingly, the consolidated financial statements as of and for the years ended December 31, 1998 and 1997 include the activities of Upsys-Cerprobe, L.L.C. since the formation of the venture and until the termination of the venture. See Note 17.

     On September 30, 1998, the Company acquired France based Cerprobe Europe S.A.S. The Company designs, manufactures and distributes probe cards at its manufacturing plant near Marseilles. Accordingly, the consolidated financial statements as of and for the year ended December 31, 1998 include Cerprobe Europe S.A.S.'s activities since the date of acquisition. See Note 17.

                     CERPROBE CORPORATION AND SUBSIDIARIES

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

SHORT-TERM INVESTMENT SECURITIES

     The Company's investment securities have original maturities of six months or less, are classified as held to maturity, and are carried at amortized cost as the Company has the ability and intent to hold these securities until maturity.

     A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new carrying value for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Building                                              39 years
Manufacturing tools and equipment                    3-7 years
Office furniture and equipment                       3-7 years
Computer hardware and software                       3-5 years
Leasehold improvements                           Life of lease

INTANGIBLES

     Intangibles consist of goodwill, assembled workforce, patents, and technology.

     Goodwill represents the amount by which the cost of businesses purchased exceeds the fair value of the net assets acquired. Goodwill is amortized over a period of eight to ten years using the straight-line method. Assembled workforce represents the amount allocated to an acquired company's existing personnel infrastructure and is being amortized over four years using the straight-line method. Patents and technology are stated at fair market value at the date of acquisition and are amortized over a period of five years using the straight-line method. Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed in the year incurred. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of intangibles may warrant revision or that the remaining balances may not be recoverable. When factors indicate that the assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the assets in measuring whether the asset is recoverable.

                     CERPROBE CORPORATION AND SUBSIDIARIES

INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's Europe, France, and Asia subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Assets and liabilities of the subsidiaries are translated into U.S. dollars at current exchange rates. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly as a separate component of stockholders' equity and minority interest. All transaction gains or losses are recorded in the statement of operations.

REVENUE RECOGNITION

     The Company records revenue when goods are shipped.

NET INCOME (LOSS) PER SHARE

     The Company calculates basic and diluted net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". See Note 20.

STOCK BASED COMPENSATION

     In accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. As permitted, the Company has elected to adopt the pro forma disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation." ("SFAS No. 123").

COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translations, net of taxes and is presented in the consolidated statements of stockholders' equity and comprehensive income; it does not affect the Company's financial position or results of operations.

SEGMENT REPORTING

     On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance, as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about products and services, geographical areas, and major customers. The adoption of

                     CERPROBE CORPORATION AND SUBSIDIARIES

SFAS No. 131 does not affect results of operations or financial position but did affect the disclosure of segment information.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash, investment securities, forward currency contracts, and accounts receivable. The Company invests primarily in U.S. Treasury and government agency securities and corporate debt securities rated A1 or higher which have minimal credit risk. The Company places forward currency contracts with high credit-quality financial instruments in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large semiconductor industry customer base.

RECLASSIFICATIONS

     Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

(2)  INVENTORIES

     Inventories consist of the following:

                                                         1998          1997
                                                      ----------    ----------
Raw materials.......................................  $5,147,311    $4,557,848
Work-in-process.....................................     416,409       528,320
Finished goods......................................       4,567       127,636
                                                      ----------    ----------
                                                       5,568,287     5,213,804
Reserve for obsolete inventories....................    (264,656)     (244,000)
                                                      ----------    ----------
                                                      $5,303,631    $4,969,804
                                                      ==========    ==========

(3)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                       1998           1997
                                                   ------------    -----------
Land.............................................  $    589,950    $   364,017
Building.........................................     2,394,679      1,973,704
Manufacturing tools and equipment................    15,385,727     10,969,906
Office furniture and equipment...................     2,489,523      2,052,070
Leasehold improvements...........................     2,380,259      1,738,792
Computer hardware and software...................     4,675,543      3,685,699
Construction in progress.........................     5,345,132        719,875
                                                   ------------    -----------
                                                     33,260,813     21,504,063
Accumulated depreciation and amortization........   (10,562,304)    (7,064,809)
                                                   ------------    -----------
                                                   $ 22,698,509    $14,439,254
                                                   ============    ===========

                     CERPROBE CORPORATION AND SUBSIDIARIES

(4)  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                        1998           1997
                                                     -----------    ----------
Goodwill...........................................  $ 3,974,156    $3,089,740
Assembled workforce................................       98,000            --
Patents and technology.............................      340,840        90,840
                                                     -----------    ----------
                                                       4,412,996     3,180,580
Accumulated amortization...........................   (1,362,536)     (901,233)
                                                     -----------    ----------
                                                     $ 3,050,460    $2,279,347
                                                     ===========    ==========

(5)  OTHER ASSETS

     Other assets consist of the following:

                                                          1998         1997
                                                       ----------    --------
Investment in CRPB Investors, L.L.C. ................  $  463,845    $551,941
Other assets and deposits............................     544,072     405,234
                                                       ----------    --------
                                                       $1,007,917    $957,175
                                                       ==========    ========

     In September 1996, the Company acquired a 36% interest in CRPB Investors, L.L.C., for $659,233. CRPB Investors, L.L.C., an Arizona limited liability company, was formed for the purpose of owning and operating the 83,000 square foot facility which serves as Cerprobe's worldwide headquarters. The investment is accounted for by the equity method of accounting. In 1998 and 1997, $100,721 and $0, respectively, was recorded by Cerprobe as income from CRPB Investors, L.L.C.

(6)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                         1998          1997
                                                      ----------    ----------
Accrued payroll and related taxes...................  $2,390,522    $2,119,373
Other accrued expenses..............................     685,372       712,386
                                                      ----------    ----------
                                                      $3,075,894    $2,831,759
                                                      ==========    ==========

(7)  NOTES PAYABLE AND LINE OF CREDIT

     In December 1998, the Company entered into a $10,000,000 revolving line of credit agreement, which matures June 30, 2000, with Bank of America for general corporate purposes. Interest on the outstanding balance is at either the Reference Rate, announced by Bank of America in San Francisco, California; the Offshore Rate plus 1.50 percentage points calculated by dividing the Grand Caymen Rate by 1 minus the reserve percentage determined by the reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency Liabilities; or the LIBOR Rate plus 1.50 percentage points. The non-use fee under the line of credit is 0.125 % of the unused balance. The line of credit contains certain restrictive covenants that include, among other things, restrictions on the declaration or payment of dividends, the incurrance or assumption of other indebtedness, and the making of loans to or investments in others. The line also requires the Company to maintain a specified net worth, as defined, to maintain a required debt to equity ratio, and to

                     CERPROBE CORPORATION AND SUBSIDIARIES
maintain certain other financial ratios. The Company was in compliance with all covenants as of December 31, 1998. There were no amounts outstanding under this agreement as of December 31, 1998.

     In addition, in February 1999, after the date of the auditors' report, the Company entered into a $3,000,000 term loan with Bank of America for the purchase of computer equipment, software, and associated consulting fees. Monthly payments, under this loan, are made of principle of $83,333 plus interest of 6.95% per annum for 36 months.

     The Company also has various demand loans outstanding with minority shareholders of Cerprobe Asia Holdings Pte Ltd. Interest is accrued at the five year Treasury Rate plus 1.50% per anum. These loans are not expected to be paid within the next 12 months, and accordingly, are classified as long-term debt. The outstanding balances, including interest at December 31, 1998 totaled $713,030.

     Long-term debt consists of the following:

                                                         1998         1997
                                                       ---------    ---------
Notes payable........................................  $ 870,540    $ 278,646
Less current portion.................................   (138,985)    (139,661)
                                                       ---------    ---------
Notes payable, less current portion..................  $ 731,555    $ 138,985
                                                       =========    =========

     Annual maturities of long-term debt are as follows:

1999..............................................  $138,985
2000..............................................   731,555
                                                    --------
                                                    $870,540
                                                    ========

(8)  LEASES

     In February 1998, the Company entered into a $5,000,000 lease line of credit agreement, which matures in February 1999, with Banc One Leasing Corporation. The maximum term for each lease schedule may not exceed 60 months. Pricing is indexed to like term treasuries plus 150 basis points. Advances are collateralized by the underlying leased manufacturing equipment, furniture, fixtures, software, and/or hardware. As of December 31, 1998, there was $1,349,730 outstanding under all lease schedules with Banc One Leasing Corporation.

     The Company leases certain equipment under capital leases. These assets have been capitalized at the present value of the future minimum lease payments and are included with manufacturing tools and equipment and office furniture at a cost of $4,710,745 and $2,925,320 with related accumulated amortization of $1,454,205 and $1,177,474 as of December 31, 1998 and 1997, respectively. In addition, the Company is obligated under certain noncancelable operating leases for the Company's manufacturing and office space. Certain operating lease agreements provide for annual rent escalations and renewal options.

     In May 1998, Cerprobe entered into a long-term commercial operating lease on a 53,000 square foot building located in Gilbert, Arizona near the Company's worldwide headquarters. The lease commenced August 1, 1998 with an initial lease term of 10 years with an option to extend the lease for 5 years. Rental expense under this lease for 1998 was $100,280.

                     CERPROBE CORPORATION AND SUBSIDIARIES

     The following is a schedule of the future minimum lease payments for the years ending December 31:

                                                                               RENTALS
                                                                              RECEIVABLE
                                                  CAPITAL       OPERATING       UNDER
                                                   LEASES        LEASES       SUBLEASES
                                                 ----------    -----------    ----------
1999...........................................  $1,251,528    $ 1,747,967     $ 78,900
2000...........................................   1,140,389      1,658,982       47,600
2001...........................................     652,949      1,606,137           --
2002...........................................     337,960      1,515,780           --
2003...........................................     172,631      1,279,027           --
Thereafter.....................................          --     10,449,662           --
                                                 ----------    -----------     --------
Total future minimum lease payments............  $3,555,457    $18,257,555     $126,500
                                                               ===========     ========
Less amounts representing interest (at rates
  ranging from 4.5% to 10.5%)..................    (422,702)
                                                 ----------
Present value of net minimum capital lease
  payments.....................................  $3,132,755
Less current portion...........................    (660,192)
                                                 ----------
Capital lease obligations, less current
  portion......................................  $2,472,563
                                                 ==========

     Depreciation expense for assets under capital leases is charged to depreciation and amortization expense.

     Rental expense for the years ended December 31, 1998, 1997, and 1996 was $1,663,829, $1,640,272, and $1,002,856, respectively.

(9)  INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Foreign........................................  $  549,245    $  115,763    $       --
Federal........................................   2,488,841     3,643,959     2,093,000
State..........................................     647,222     1,050,445       608,000
                                                 ----------    ----------    ----------
                                                 $3,685,308    $4,810,167    $2,701,000
                                                 ==========    ==========    ==========
Current........................................  $4,194,482    $4,802,105    $2,665,581
Deferred.......................................    (509,174)        8,062        35,419
                                                 ----------    ----------    ----------
                                                 $3,685,308    $4,810,167    $2,701,000
                                                 ==========    ==========    ==========

                     CERPROBE CORPORATION AND SUBSIDIARIES

     A reconciliation of actual income taxes to income taxes at the "expected" United States federal corporate income tax rate of 34% is as follows:

                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Income tax expense at "expected" federal
  corporate rate...............................  $3,033,466    $4,240,851    $  456,000
State income taxes, net of federal tax
  benefit......................................     427,167       693,294       362,700
Purchased research and development expense not
  benefited....................................          --            --     1,558,560
Foreign losses not benefited (income taxed at
  lower than U.S federal rate).................      (3,326)      (79,408)      167,450
Amortization of intangibles....................     156,843       131,406        90,200
Foreign sales corporation benefit..............    (106,236)      (82,501)           --
Nontaxable income..............................          --       (79,013)
Utilization of net operating loss
  carryforwards................................          --       (47,706)           --
Other..........................................     177,394        33,244        66,090
                                                 ----------    ----------    ----------
                                                 $3,685,308    $4,810,167    $2,701,000
                                                 ==========    ==========    ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

                                                                 1998         1997
                                                              ----------    ---------
Deferred tax assets:
  Foreign tax loss carryforward.............................  $  349,364    $ 177,554
  Acquisition costs not currently deductible................     616,747           --
  Amortization not currently deductible.....................       1,693           --
  Currency translation not currently deductible.............     192,589      132,541
  Reserves and accruals not currently deductible............     446,092      411,177
                                                              ----------    ---------
  Deferred tax assets.......................................  $1,606,485    $ 721,272
  Less valuation allowance..................................    (349,364)    (177,554)
                                                              ----------    ---------
  Deferred tax assets.......................................  $1,257,121    $ 543,718
Deferred tax liabilities:
  Difference between book and tax depreciation of property,
     plant and equipment....................................    (581,930)    (377,701)
                                                              ----------    ---------
  Net deferred tax asset (liability)........................  $  675,191    $ 166,017
                                                              ==========    =========

     The net non-current deferred tax asset of $229,099 is included in other assets on the balance sheet.

     The valuation allowance increased by $171,810 in 1998 and decreased by $367,446 in 1997, and is due to foreign losses for which there is no assurance of realizing a tax benefit. A valuation allowance has not been provided for the other deferred tax assets since management believes realization of the deferred tax assets is considered more likely than not.

(10)  STOCKHOLDER'S EQUITY

SHAREHOLDER RIGHTS PLAN

     On October 8, 1998, each shareholder of record received one Preferred Share Purchase Right ("Right") on each outstanding share of Common Stock owned. Each Right entitled shareholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $110. The Rights will be exercisable if a person or group hereafter acquires 15% or more of

                     CERPROBE CORPORATION AND SUBSIDIARIES
the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. Should this occur, the Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of Common Stock having a market value at the time of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

TREASURY STOCK

     On August 5, 1998, the Company announced a stock repurchase program whereby up to 500,000 shares, or approximately 6%, of the Company's common stock could be purchased from time to time in the open market. As of December 31, 1998, the Company had purchased 500,000 shares at an approximate price of $11.37 per share. The Company intends to utilize a portion of the reacquired shares for reissuance in connection with its Employee Stock Purchase Plan.

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

(11)  STOCK OPTION PLANS

     The Company adopted in 1983, 1989, and 1995, respectively, an incentive stock option plan, a nonqualified stock option plan, and a combination stock option plan. The combined plans provided for the issuance of options to purchase 2,585,000 shares of the Company's common stock, of which 375,334 were available for grant as of December 31, 1998. In accordance with the plans, options are to be granted at no less than 100% of the fair market value of the shares at the date of grant. The options become exercisable on a basis as established by the Company's Compensation Advisory Committee of the Board of Directors and are exercisable for a period of 5 to 10 years. The Company extended the exercise date on 72,000 options issued under the nonqualified stock option plan in 1995. Compensation expense related to these options for 1996 was $49,383.

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and it has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option granted for 1998, 1997, and 1996 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997, and 1996, respectively; risk-free interest rates of 5.1%, 5.6%, and 6.1%; dividend yields of zero for all years;

                     CERPROBE CORPORATION AND SUBSIDIARIES
volatility factors of the expected market price of the Company's common stock of 52%, 52%, and 53%, respectively; and weighted average expected lives of the options of 3 years for all years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Pro forma net income (loss) reflects only options granted in years 1995 through 1998. Therefore, the full impact of calculating compensation cost for employee stock options under SFAS No. 123 is not reflected in the pro forma amounts presented below because compensation cost is reflected over the options' vesting periods of generally between 3 and 4 years and the compensation cost for options granted before January 1, 1995 is not considered. The Company's pro forma information follows:

                                                   1998          1997          1996
                                                 ---------    ----------    -----------
                                                               UNAUDITED
                                                 --------------------------------------
Net income (loss)...............  As reported    $(495,908)   $1,895,968    $(1,360,790)
                                  Pro forma      $(708,146)   $1,784,019    $(1,470,158)
Basic net income (loss) per
  share.........................  As reported    $   (0.06)   $     0.28    $     (0.30)
                                  Pro forma      $   (0.09)   $     0.27    $     (0.32)
Diluted net income (loss) per
  share.........................  As reported    $   (0.06)   $     0.27    $     (0.30)
                                  Pro forma      $   (0.09)   $     0.26    $     (0.32)

     A summary of the Company's employee stock option activity and related information for the years ended December 31 follows:

                                      1998                  1997                 1996
                              --------------------   ------------------   -------------------
                                          WEIGHTED             WEIGHTED              WEIGHTED
                                          AVERAGE              AVERAGE               AVERAGE
                                          EXERCISE             EXERCISE              EXERCISE
                               SHARES      PRICE     SHARES     PRICE      SHARES     PRICE
                              ---------   --------   -------   --------   --------   --------
Outstanding at beginning of
  year......................    639,866    $ 8.81    593,631    $ 8.46     598,333    $ 6.44
  Granted...................    984,000    $13.44    153,000    $10.38     160,000    $10.86
  Exercised.................    (31,300)   $ 6.57    (95,265)   $ 8.57    (164,702)   $ 3.43
  Expired/canceled..........   (393,000)   $16.37    (11,500)   $12.88          --        --
                              ---------              -------              --------
  Outstanding at end of
     year...................  1,199,566    $10.19    639,866    $ 8.81     593,631    $ 8.46
                              =========              =======              ========
  Exercisable at end of
     year...................    569,898    $ 9.01    367,320    $ 7.45     360,233    $ 6.94
                              =========              =======              ========
  Weighted average fair
     value of options
     granted during the
     year...................  $    5.35              $  4.16              $   4.45
                              =========              =======              ========

                     CERPROBE CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 1998:

                             OPTIONS OUTSTANDING
                          -------------------------                 OPTIONS EXERCISABLE
                                         WEIGHTED-                -----------------------
                            NUMBER        AVERAGE     WEIGHTED-     NUMBER      WEIGHTED-
                          OUTSTANDING    REMAINING     AVERAGE    EXERCISABLE    AVERAGE
                              AT        CONTRACTUAL   EXERCISE        AT        EXERCISE
                           12/31/98        LIFE         PRICE      12/31/98       PRICE
                          -----------   -----------   ---------   -----------   ---------
$5.500 to $5.742........     218,366         0.4       $ 5.742      218,366      $ 5.742
$8.250..................       8,000         6.5       $ 8.250        8,000      $ 8.250
$10.250 to $10.500......     289,000         7.8       $10.336      156,832      $10.346
$11.000 to $11.875......     430,000         9.3       $11.104      112,132      $11.239
$12.250 to $13.125......     254,200         9.6       $12.367       74,568      $12.559
                           ---------                                -------
                           1,199,566         7.1       $10.190      569,898      $ 9.010
                           =========                                =======

(12)  COMPREHENSIVE INCOME

     The Company recognized comprehensive income (loss) for the years ended December 31, as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                  1998          1997          1996
                                                ---------    ----------    -----------
Net income (loss).............................  $(495,908)   $1,895,968    $(1,360,790)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment.......     17,798      (402,344)        83,547
Tax benefit (expense) from foreign currency
  translation.................................     (7,119)      160,938        (33,419)
                                                ---------    ----------    -----------
Net other comprehensive income (loss).........     10,679      (241,406)        50,128
                                                ---------    ----------    -----------
Comprehensive income (loss)...................  $(485,229)   $1,654,562    $(1,310,662)
                                                =========    ==========    ===========

(13)  SEGMENT INFORMATION

     The Company operates principally in one industry segment; the design, development, manufacture and market of semiconductor integrated circuit test products and services. The Company's principal customers are North American, European, and Asian based semiconductor manufacturing companies.

     Two of the Company's customers exceeded 10% of net sales. The first customer accounted for 17%, 17%, and 16% of net sales for the years ended December 31, 1998, 1997, and 1996, respectively. The accounts receivable from that customer were $586,318, $1,081,424, and $449,380 at December 31, 1998,
1997, and 1996, respectively. The second customer accounted for 12%, 10%, and 2% of net sales for the years ended December 31, 1998, 1997, and 1996, respectively, with accounts receivable of $451,766, $654,015, and $512,867 at December 31, 1998, 1997, and 1996, respectively.

     International sales represented 18%, 18%, and 20% of the Company's net sales in 1998, 1997, and 1996, respectively.

                     CERPROBE CORPORATION AND SUBSIDIARIES

     The following is a summary of the Company's geographic operations:

                                           NORTH         EUROPE
                                          AMERICA       AND ASIA      ELIMINATIONS    CONSOLIDATED
                                        -----------    -----------    ------------    ------------
1998
--------------------------------------
Customer sales........................  $62,412,140    $13,795,337    $        --     $76,207,477
Intercompany sales....................      494,987      3,304,021     (3,799,008)             --
                                        -----------    -----------    -----------     -----------
     Total sales......................  $62,907,127    $17,099,358    $(3,799,008)    $76,207,477
                                        ===========    ===========    ===========     ===========
Long-lived assets.....................  $28,134,572    $ 4,375,940    $(5,753,626)    $26,756,886
                                        ===========    ===========    ===========     ===========
1997
--------------------------------------
Customer sales........................  $56,670,599    $12,341,796    $        --     $69,012,395
Intercompany sales....................      864,575      2,110,599     (2,975,174)             --
                                        -----------    -----------    -----------     -----------
     Total sales......................  $57,535,174    $14,452,395    $(2,975,174)    $69,012,395
                                        ===========    ===========    ===========     ===========
Long-lived assets.....................  $18,514,131    $ 1,967,317    $(2,805,672)    $17,675,776
                                        ===========    ===========    ===========     ===========
1996
--------------------------------------
Customer sales........................  $29,973,727    $ 7,334,472    $        --     $37,308,199
Intercompany sales....................           --      1,206,441     (1,206,441)             --
                                        -----------    -----------    -----------     -----------
     Total sales......................  $29,973,727    $ 8,540,913    $ 1,206,441     $37,308,199
                                        ===========    ===========    ===========     ===========
Long-lived assets.....................  $16,010,845    $ 1,942,106    $(2,577,257)    $15,375,694
                                        ===========    ===========    ===========     ===========

     Although the Company has been impacted by the international economic climate, management does not believe significant credit risk existed at December 31, 1998. The Company monitors its customers' financial condition and does not require collateral. Historically, the Company has not experienced significant losses related to receivables from any individual or groups of customers.

(14)  COMMITMENTS AND CONTINGENCIES

     In October 1998, the Company filed an action against the former President, Director, and shareholders of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of a merger into its wholly-owned subsidiary, SVTR, Inc., in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, after the date of the auditors' report, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company seeks to recover this stock and the balance of the purchase price through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants have not yet responded. While the Company intends to vigorously prosecute this action, it is impossible to predict the outcome of this or any litigation. It is not anticipated that this suit will have a material adverse impact on the Company's financial condition or results of operations.

     The Company is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these actions would not have a material adverse effect on the Company.

                     CERPROBE CORPORATION AND SUBSIDIARIES

(15)  EMPLOYEE BENEFIT PLANS

     In December 1997, the Board of Directors approved the Employee Stock Purchase Plan (the "ESPP") which provides employees the means to acquire an equity interest in the Company. Eligible employees of the Company can purchase Common Stock through payroll deductions at the lower of 85% of the closing price of the Common Stock on the offering commencement date or the offering termination date. Payroll deductions for the purchase of the stock may not exceed 10% of an employee's base compensation or $25,000. As of December 31, 1998, 37,198 shares had been purchased under this plan. The maximum number of shares that may be issued under this plan is 150,000.

     The Company established the Cerprobe Corporation 401(k) Plan ("the Plan") in 1993. Employees who have reached 18 years of age and who have completed 90 days of service for the Company are eligible to participate in the Plan. Participants may elect to defer up to 15% of their salary.

     Any contribution by the Company is at its discretion and only for those participants who have completed one year of service for the Company. The Company expensed discretionary contributions pursuant to the Plan in the approximate amounts of $324,000, $241,000, and $91,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The participants are fully vested in their and the Company's contributions.

(16)  DISCONTINUED OPERATIONS

     In the third quarter of 1998, the Company discontinued operations of SVTR, a wafer prober refurbishing and upgrading subsidiary acquired by the Company in January 1997. The discontinuance resulted from questions regarding the origins of certain software necessary for SVTR's business. In March 1999, after the date of the auditors' report, Cerprobe sold certain SVTR assets for $500,000. No gain or loss was recognized on the sale.

     SVTR has been accounted for as a discontinued operation and accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Net sales, related losses, and income taxes associated with the discontinued operations are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Net sales.................................................  $ 3,871,292    $ 8,097,809
                                                            -----------    -----------
Loss from operations......................................  $(3,550,636)   $(6,865,376)
Income tax benefit........................................    1,625,816      1,098,420
                                                            -----------    -----------
Loss from operations, net.................................  $(1,924,820)   $(5,766,956)
                                                            ===========    ===========
Loss on disposal..........................................  $(6,346,233)   $        --
Income tax benefit........................................    2,538,493             --
                                                            -----------    -----------
Loss on disposal, net.....................................  $(3,807,740)   $        --
                                                            ===========    ===========

     The effective tax rate used in calculating the income tax benefit from discontinued operations is approximately the same as the Company's effective tax rate for continuing operations.

     The Company recorded a pretax charge of $4,597,034 to write down its assets to estimated net realizable value and to record additional liabilities in the shut down period. A charge of $1,749,199 was also recorded to reflect the estimated phase out costs and losses from operations associated with SVTR. The tax benefit associated with these charges was $2,538,493.

                     CERPROBE CORPORATION AND SUBSIDIARIES

     The net assets of SVTR, as reclassified in the accompanying consolidated balance sheets, include the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Current assets............................................  $ 3,445,737    $ 6,527,594
Property, plant and equipment, net........................           --        702,648
Intangibles, net..........................................           --        116,954
Other assets..............................................       46,865         52,741
Current liabilities.......................................   (1,990,852)    (1,307,251)
Long term debt............................................      (19,847)       (39,690)
                                                            -----------    -----------
                                                            $ 1,481,903    $ 6,052,996
                                                            ===========    ===========

(17)  ACQUISITIONS

CERPROBE INTERCONNECT SOLUTIONS, INC. (FORMERLY COMPUROUTE, INC.)

     On December 27, 1996, the Company acquired all of the outstanding stock of CIS, a manufacturer of printed circuit boards, for $7,037,797. The purchase price consisted of $4,437,797 in cash and 400,000 shares of common stock. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was $969,235 and has been recorded as goodwill, which is being amortized on a straight-line basis over eight years. The purchase price of $7,037,797 plus acquisition costs of $474,848 (which includes $80,102 of acquisition costs paid in 1997) was allocated as follows:

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
                                                              -----------
                                                              $ 7,512,645
                                                              ===========

     At acquisition, the state of the research and development products was not yet at a technological or commercially viable state. The Company did not believe that the research and development products had any future alternative use because if these products were not finished and brought to ultimate product completion, they would have no other value. Therefore, consistent with generally accepted accounting principles, the Company recorded a one-time charge for the full value of the purchased research and development.

                     CERPROBE CORPORATION AND SUBSIDIARIES

CERPROBE EUROPE S.A.S. (FORMERLY SEMICONDUCTEUR SERVICES S.A.)

     On September 30, 1998, the Company acquired France based Cerprobe Europe S.A.S. for $3.0 million in cash and $250,000 in acquisition related expenses. Cerprobe Europe S.A.S. designs, manufactures and distributes probe cards. The acquisition resulted in $1,568,000 in purchased research and development, which was charged to operations upon acquisition, and $508,051 in goodwill, which is being amortized on a straight-line basis over 10 years, and $98,000 in assembled workforce, which is being amortized on a straight line basis over 4 years.

     The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated balance sheet includes the assets purchased and liabilities assumed of Cerprobe Europe S.A.S. at December 31, 1998 and the accompanying consolidated statements of operations include the results of Cerprobe Europe S.A.S. since the date of acquisition.

UPSYS-CERPROBE L.L.C.

     On June 25, 1998, the Company purchased Upsys's 45% interest in Upsys-Cerprobe L.L.C. The acquisition resulted in $376,366 of goodwill, which is being amortized on a straight-line basis over eight years.

(18)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine the amounts.

     The carrying amount of investment securities, receivables, accounts payable, and accrued expenses approximates fair value because of the short term nature of these items. The fair value of notes payable and capital lease obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

(19)  SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 1998, 1997, and 1996 follows:

                             BALANCE AT                                                BALANCE
                             BEGINNING                                                  AT END
                              OF YEAR      ADDITIONS    ACQUISITIONS    DEDUCTIONS     OF YEAR
                             ----------    ---------    ------------    ----------    ----------
Allowance for doubtful
  accounts:
  Year ended December 31,
     1998..................   $215,179     $186,585       $    --        $ 68,400      $333,364
  Year ended December 31,
     1997..................   $223,000     $ 24,000       $    --        $ 31,821      $215,179
  Year ended December 31,
     1996..................   $173,000     $ 12,000       $44,000        $  6,000      $223,000
Allowance for obsolescence
  of inventories:
  Year ended December 31,
     1998..................   $244,000     $534,000       $    --        $513,344      $264,656
  Year ended December 31,
     1997..................   $129,000     $621,000       $    --        $506,000      $244,000
  Year ended December 31,
     1996..................   $ 83,000     $ 75,000       $    --        $ 29,000      $129,000

                     CERPROBE CORPORATION AND SUBSIDIARIES

(20)  NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                   1998          1997          1996
                                                ----------    ----------    -----------
Net income (loss).............................  $ (495,908)   $1,895,968    $(1,360,790)
                                                ==========    ==========    ===========
Weighted average outstanding common shares....   7,963,747     6,690,265      4,579,598
Effect of dilutive securities:
  Stock options...............................     287,626       292,103        194,883
  Convertible preferred stock.................          --            --        553,858
  Antidilutive effect of dilutive
     securities...............................          --            --       (748,741)
                                                ----------    ----------    -----------
  Weighted average and common equivalent
     shares outstanding.......................   8,251,373     6,982,368      4,579,598
                                                ==========    ==========    ===========
  Basic net income (loss) per share...........  $    (0.06)   $     0.28    $     (0.30)
                                                ==========    ==========    ===========
  Diluted net income (loss) per share.........  $    (0.06)   $     0.27    $     (0.30)
                                                ==========    ==========    ===========

(21)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                              FIRST     SECOND       THIRD       FOURTH
                                             QUARTER    QUARTER    QUARTER(1)    QUARTER
                                             -------    -------    ----------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1998
-------------------------------------------
Net sales..................................  $22,953    $18,139     $20,107      $15,008
Gross profit...............................    9,879      7,253       8,593        5,430
Operating income...........................    4,445      1,686       1,354          223
Income from continuing operations..........    2,748      1,202       1,036          251
Net income (loss)..........................    2,345        467      (3,557)         249
Basic net income (loss) per share..........     0.29       0.06       (0.46)        0.03
Diluted net income (loss) per share........     0.28       0.06       (0.45)        0.03
YEAR ENDED DECEMBER 31, 1997
-------------------------------------------
Net sales..................................  $14,525    $17,047     $17,562      $19,879
Gross profit...............................    6,253      7,815       7,572        8,122
Operating income...........................    2,366      3,589       3,353        2,854
Income from continuing operations..........    1,385      2,227       1,932        2,120
Net income (loss)..........................   (4,895)     1,590       2,962        2,240
Basic net income (loss) per share..........    (0.79)      0.26        0.47         0.28
Diluted net income (loss) per share........    (0.78)      0.24        0.45         0.27

---------------
(1) Includes a one-time write-off of purchased research and development of $1.6 million, or $0.11 per diluted share, not of tax benefit, related to the acquisition of Cerprobe Europe S.A.S.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2   (a)  Agreement of Merger and Plan of Reorganization dated
          February 21, 1995, as amended by that certain Amendment of
          Agreement of Merger and Plan of Reorganization dated March
          31, 1995, by and among Fresh Test Acquisition, Inc., the
          Company, Fresh Technology Corporation, and William A. Fresh,
          Robert K. Bench, Harold D. Higgins, WAF Investment Company
          and Orem Tek Development Corp. filed as Exhibit 2 to the
          Company's Current Report on Form 8-K filed with the
          Commission on or about April 4, 1995 and incorporated herein by reference.
 3   (a)  Second Restated Certificate of Incorporation of Cerprobe
          Corporation, filed with the Secretary of State on June 23,
          1998, as exhibit 3(e) to the Company's Form 10-Q for the
          period ended June 30, 1998
 3   (b)  Bylaws of the Company dated March 14, 1987, filed as Exhibit
          4(b) to the Company's Form 10-Q for the period ended June
          30, 1987 and incorporated herein by reference.
 3   (c)  Rights Agreement, dated September 28, 1998, between Cerprobe
          Corporation and American Securities Transfer & Trust,
          Incorporated, as Rights Agent, filed as an exhibit to the
          Company's Form 8-A filed on or about October 2, 1998 and
          incorporated herein by reference.
 4   (a)  Specimen Stock Certificate filed as Exhibit 4(c) to the
          Company's Form S-18 Registration Statement (No. 2-85679) and
          incorporated herein by reference.
 4   (b)  Specimen Convertible Subordinated Debenture filed as Exhibit
          4(b) to the Company's Form 10-K for the year ended December
          31, 1990 and incorporated herein by reference.
 4   (c)  Specimen Series A Preferred Stock Certificate filed as
          Exhibit 4(c) to the Company's Form 10-KSB for the year ended
          December 31, 1995 and incorporated herein by reference.
 4   (d)  Certificate of Designations of Series A Preferred Stock
          dated January 11, 1996, as filed with the Secretary of State of Delaware filed as Exhibit 4(d) to the Company's Form
          10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
10   (a)  Non-Qualified Stock Option Plan adopted by the Company's
          Board of Directors on June 25, 1983, as amended, and Form of
          Qualified Stock Option Agreement filed as Exhibits 4(a) and
          4(c) to the Company's Form S-8 Registration Statement (No.
          33-65200) and incorporated herein by reference.
10   (b)  Incentive Stock Option Plan adopted by the Company's Board of Directors on April 3, 1989, filed as Exhibit 10(k) to the
          Company's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference and Form of Incentive Stock
          Option Agreement filed as Exhibit 4(d) to the Company's Form
          S-8 Registration Statement (No. 33-65200) and incorporated herein by reference.
10   (l)  Lease Agreement between the Company and Aetna Life Insurance
          Company dated December 30, 1994 filed as Exhibit 10(l) to
          the Company's Form 10-KSB for the year ended December 31,
          1994 and incorporated herein by reference.
10   (m)  Lease between Scottish Enterprise and Cerprobe Europe
          Limited dated November 4, 1994 filed as Exhibit 10(m) to the
          Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.
10   (n)  Rental Agreement between the Company and Gentra Capital
          Corporation dated as of July 6, 1994 filed as Exhibit 10(n)
          to the Company's Form 10-KSB for the year ended December 31,
          1994 and incorporated herein by reference.
10   (r)  Employment Contract dated July 16, 1990 between the Company and Carl Zane Close filed as Exhibit 10(p) to the Company's
          Form 10-K for the year ended December 31, 1990 and
          incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10   (s)  Employment Contract dated July 17, 1990 between the Company and Michael K. Bonham filed as Exhibit 10(q) to the
          Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
10   (t)  Employment Contract dated July 16, 1990 between the Company and Eswar Subramanian filed as Exhibit 10(r) to the
          Company's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
10   (u)  Employment Contract dated July 16, 1990 between the Company and Henry Wong filed as Exhibit 10(s) to the Company's Form
          10-K for the year ended December 31, 1990 and incorporated herein by reference.
10   (v)  Manufacturing Licensing Agreement between the Company and
          Intertrade Scientific, Inc. dated August 30, 1993 filed as
          Exhibit 10(x) to the Company's Form 10-KSB for the year
          ended December 31, 1993 and incorporated herein by
          reference.
10   (w)  Manufacturing Licensing Agreement between the Company and
          ESJ Corporation dated January 21, 1994 filed as Exhibit
          10(y) to the Company's Form 10-KSB for the year ended
          December 31, 1993 and incorporated herein by reference.
10   (x)  Loan Agreement between the Company and First Interstate Bank of Arizona, N.A. dated June 6, 1994 and related Promissory
          Note filed as Exhibit 10(x) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.
10   (y)  Master Lease Agreement between the Company and First
          Interstate Bank of Arizona, N.A. dated as of June 6, 1994
          filed as Exhibit 10(y) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by
          reference.
10   (z)  Master Lease Agreement between the Company and PFC, Inc.
          dated August 9, 1994 filed as Exhibit 10(z) to the Company's
          Form 10-KSB for the year ended December 31, 1994 and
          incorporated herein by reference.
10   (bb) Agreement between Cerprobe Europe, Limited and Lanarkshire
          Development Agency dated August 15, 1994, as amended, filed as Exhibit 10(bb) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by
          reference.
10   (cc) Lease Agreement between the Company and Realtec Properties
          I, L.P. dated July 17, 1995 filed as Exhibit 1 to the
          Company's Form 10-QSB for the quarter ended June 30, 1995
          and incorporated herein by reference.
10   (dd) Lease Agreement between the Company and East Point Realty
          Trust dated June 30, 1995 filed as Exhibit 2 to the
          Company's Form 10-QSB for the quarter ended June 30, 1995
          and incorporated herein by reference.
10   (ee) Amendment to Loan Agreement between the Company and First
          Interstate Bank of Arizona, N.A. dated April 30, 1995 and
          related Promissory Note filed as Exhibit 3 to the Company's
          Form 10-QSB for the quarter ended June 30, 1995 and
          incorporated herein by reference.
10   (ff) Amendment to Master Lease Agreement between the Company and
          First Interstate Bank of Arizona, N.A. dated April 30, 1995 filed as Exhibit 4 to the Company's Form 10-QSB for the
          quarter ended June 30, 1995 and incorporated herein by
          reference.
10   (gg) Letter of Intent between the Company and Technology Parks
          PTE LTD dated June 23, 1995 filed as Exhibit 5 to the
          Company's Form 10-QSB for the quarter ended June 30, 1995
          and incorporated herein by reference.
10   (ii) Security Agreement between the Company and Zions Credit
          Corporation dated December 27, 1995 filed as Exhibit 10(ii)
          to the Company's Form 10-KSB for the year ended December 31,
          1995 and incorporated herein by reference.
10   (ll) The Company's 1995 Stock Option Plan filed as Exhibit 10(ll)
          to the Company's Form 10-KSB for the year ended December 31,
          1995 and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10   (mm) Capital Lease Agreement between the Company and Wells Fargo
          Leasing Corporation dated October 10, 1996 filed as an
          Exhibit to the Company's Form 10-QSB for the quarter ended
          September 30, 1996 and incorporated herein by reference.
10   (nn) Capital Lease Agreement between the Company and Wells Fargo
          Leasing Corporation dated September 9, 1996 filed as an
          Exhibit to the Company's Form 10-QSB for the quarter ended
          September 30, 1996 and incorporated herein by reference.
10   (oo) Memorandum of Lease with respect to the Lease Agreement between the Company and CRPB Investors, L.L.C. dated August
          21, 1996, and the Addendum to the Lease Agreement filed as an Exhibit to the Company's Form 10-QSB for the quarter
          ended September 30, 1996 and incorporated herein by
          reference.
10   (pp) Employment Agreement between the Company and Randal L.
          Buness dated June 26, 1996 filed as an Exhibit to the
          Company's Form 10-QSB for the quarter ended September 30,
          1996 and incorporated herein by reference.
10   (qq) Operating Agreement between the Company and CRPB Investors,
          L.L.C. dated September 18, 1996 filed as an Exhibit to the
          Company's Form 10-QSB for the quarter ended September 30,
          1996 and incorporated herein by reference.
10   (rr) Agreement of Merger and Plan of Reorganization, dated as of
          October 25, 1996, by and among the Company, C-Route
          Acquisition, Inc., CROUTE, Inc., COMPUROUTE, INCORPORATED,
          and Souad Shrime filed as Exhibit 10(rr) to the Company's
          Registration Statement on Form S-4 (No. 333-15785) and
          incorporated herein by reference.
10   (ss) Agreement and Plan of Merger, dated as of October 25, 1996, by and between COMPUROUTE, INCORPORATED, and CROUTE, Inc.
          filed as Exhibit 10(ss) to the Company's Registration
          Statement on Form S-4 (No. 333-15785) and incorporated
          herein by reference.
10   (tt) Purchase and Sale Agreement dated as of October 25, 1996, by and between Souad Shrime and the Company filed as Exhibit
          10(tt) to the Company's Registration Statement on Form S-4
          (No. 333-15785) and incorporated herein by reference.
10   (uu) Indemnification Agreement by Souad Shrime in favor of and for the benefit of the Company and C-Route Acquisition, Inc.
          filed as Exhibit 10(uu) to the Company's Registration
          Statement on Form S-4 (No. 333-15785) and incorporated
          herein by reference.
10   (vv) Agreement of Merger and Plan of Reorganization dated January
          15, 1997, by and among the Company, EMI Acquisition, Inc.,
          Silicon Valley Test & Repair, Inc., and William and Carol
          Mayer filed as Exhibit 1 to the Company's Current Report on
          Form 8-K filed with the Commission on or about January 30,
          1997 and incorporated herein by reference.
10   (ww) Registration Rights Agreement dated January 15, 1997, by and between the Company and William and Carol Mayer filed as
          Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on or about January 30, 1997 and
          incorporated herein by reference.
10   (xx) Employment Agreement dated January 15, 1997, by and between the Company and William and Carol Mayer filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the
          Commission on or about January 30, 1997 and incorporated
          herein by reference.
10   (yy) Credit Agreement between the Company and Wells Fargo Bank,
          National Association dated February 28, 1997.
10   (zz) Revolving Line of Credit Note between the Company and Wells
          Fargo Bank, National Associated dated February 28, 1997.
10   (aaa) Lease agreement between CompuRoute and Banc One Leasing dated November 17, 1997, filed as exhibit 10(aaa) to the
          Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10   (bbb) Master Lease Agreement between Company and Banc One Leasing
          Corporation, dated February 16, 1998, filed as exhibit
          10(bbb) to the Company's Form 10-K for the year ended
          December 31, 1997 and incorporated herein by reference.
10   (ccc) Lease agreement between CompuRoute and Banc One Leasing
          Corporation, dated May 7, 1998, filed as exhibit 10(ccc) to the Company's Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.
10   (ddd) Lease agreement between CompuRoute and Banc One Leasing
          Corporation, dated June 17, 1998, filed as exhibit 10(ddd)
          to the Company's Form 10-Q for the period ended June 30,
          1998 and incorporated herein by reference.
10   (eee) Lease agreement between Cerprobe Corporation and
          Jackson-Shaw El Dorado Tech I Limited Partnerships, dated
          May 15, 1998, filed as exhibit 10(eee) to the Company's Form
          10-Q for the period ended June 30, 1998 and incorporated
          herein by reference.
10   (fff) Lease agreement between Cerprobe Corporation and Banc One
          Leasing Corporation, dated October 22, 1998, filed as
          exhibit 10(fff) to the Company's Form 10-Q for the period
          ended June 30, 1998 and incorporated herein by reference.
10   (ggg) Business Loan agreement between Cerprobe Corporation and
          Bank of America, dated December 31, 1998.
10   (hhh) Lease agreement between Cerprobe Corporation and Bank of
          America, dated February 26, 1999.
11        Computation of Net Income (Loss) per Share.
21        List of Subsidiaries.
23        Independent Auditors' Consent.
27.1      Financial Data Schedule for twelve months ended December 31,
          1998
27.2      Restated Financial Data Schedule for twelve months ended
          December 31, 1997