Form 10-Q
period 1999-03-31
CERPROBE CORP
filed 1999-05-11
CIK 725259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1999

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from             to           .
                                                      ---------    ---------

                         Commission File Number 0-11370


                              CERPROBE CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      86-0312814
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                    Identification Number)

1150 NORTH FIESTA BOULEVARD, GILBERT, ARIZONA                      85233
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

     As of May 4, 1999, there were 8,144,879 shares of the registrant's Common Stock outstanding.

                              CERPROBE CORPORATION


                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets -
            March 31, 1999 and December 31, 1998..........................    3

            Condensed Consolidated Statements of Operations -
            Three months Ended March 31, 1999 and 1998....................    4

            Condensed Consolidated Statements of Cash flows -
            Three months Ended March 31, 1999 and 1998....................    5

            Notes to Condensed Consolidated Financial Statements..........    6


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................    9


                     PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.............................................   14

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..............................   14

SIGNATURE   ..............................................................   16

                      CERPROBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,           DECEMBER 31,
                                  Assets                                     1999                  1998
                                                                         -----------          -------------
                                                                         (unaudited)
Current assets:
    Cash                                                                  $  6,851,725        $  4,753,696
    Short-term investment securities                                        13,032,153          14,305,400
    Accounts receivable, net of allowance of $337,364
      in 1999 and $333,364 in 1998                                           9,096,054           8,951,680
    Inventories, net                                                         5,196,764           5,303,631
    Accrued interest receivable                                                 46,399             102,093
    Prepaid expenses                                                         1,208,411             869,382
    Income taxes receivable                                                  1,144,871             714,811
    Deferred tax asset                                                         566,662             446,092
    Net assets of discontinued operations                                      907,978           1,481,903
                                                                          ------------        ------------
      Total current assets                                                  38,051,017          36,928,688

Property, plant, and equipment, net                                         24,003,397          22,698,509
Intangible assets, net                                                       3,188,567           3,050,460
Other assets                                                                 1,186,347           1,007,917
                                                                          ------------        ------------
      Total assets                                                        $ 66,429,328        $ 63,685,574
                                                                          ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $  2,909,187        $  2,534,997
    Accrued expenses                                                         2,805,855           3,075,894
    Current portion of notes payable                                         1,102,157             138,985
    Current portion of capital lease obligations                               654,970             660,192
                                                                          ------------        ------------
      Total current liabilities                                              7,472,169           6,410,068

Notes payable, less current portion                                          2,627,059             731,555
Capital lease obligations, less current portion                              2,189,607           2,472,563
Other liabilities                                                                4,546               7,073
                                                                          ------------        ------------
      Total liabilities                                                     12,293,381           9,621,259
                                                                          ------------        ------------
Minority interest                                                              579,519             590,465

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.05 par value; authorized 10,000,000
      shares; issued and outstanding none                                           --                  --
    Common stock, $.05 par value; authorized 25,000,000
      shares; issued  8,144,879 and outstanding 7,658,726 shares at
      March 31, 1999 and issued 8,131,279 and outstanding 7,645,126
      shares at December 31, 1998                                              407,244             406,564
    Additional paid-in capital                                              55,415,245          55,271,200
    Retained earnings                                                        3,650,767           3,505,734
    Accumulated other comprehensive income:
      Foreign currency translation                                            (395,311)           (188,131)
                                                                          ------------        ------------
                                                                            59,077,945          58,995,367
    Treasury stock, at cost, 486,153 shares at March 31, 1999
      and  December 31, 1998                                                (5,521,517)         (5,521,517)
                                                                          ------------        ------------
      Total stockholders' equity                                            53,556,428          53,473,850
                                                                          ------------        ------------
      Total liabilities and stockholders' equity                          $ 66,429,328        $ 63,685,574
                                                                          ============        ============

     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                1999                  1998
                                                            ------------        ------------
Net sales                                                   $ 15,605,894        $ 22,952,817
Costs of goods sold                                           10,045,546          13,074,050
                                                            ------------        ------------
      Gross profit                                             5,560,348           9,878,767
                                                            ------------        ------------
Expenses:
    Selling, general, and administrative                       4,427,431           4,756,010
    Engineering and product development                          798,264             678,205
                                                            ------------        ------------
      Total expenses                                           5,225,695           5,434,215
                                                            ------------        ------------
Operating income                                                 334,653           4,444,552
                                                            ------------        ------------
Other income (expense):
    Interest income                                              229,410             284,202
    Interest expense                                             (90,486)            (60,933)
    Other, net                                                   (39,631)             (4,257)
                                                            ------------        ------------
      Total other income                                          99,293             219,012
                                                            ------------        ------------
Income from continuing operations before
    minority interest and income taxes                           433,946           4,663,564

Minority interest                                                (66,302)             17,730
                                                            ------------        ------------
Income from continuing operations before income taxes            367,644           4,681,294

Income taxes                                                    (217,289)         (1,933,233)
                                                            ------------        ------------
Income from continuing operations                                150,355           2,748,061

Discontinued operations:
    Loss from operations of SVTR, Inc., net of taxes              (5,322)           (402,631)
                                                            ------------        ------------
Net income                                                  $    145,033        $  2,345,430
                                                            ============        ============

Net income (loss) per common share:
    Basic:
    From continuing operations                              $       0.02        $       0.34
    From discontinued operations                                   (0.00)              (0.05)
                                                            ------------        ------------
    Net income per common share                             $       0.02        $       0.29
                                                            ============        ============

    Weighted average number of common
      shares outstanding                                       7,655,304           8,101,001
                                                            ============        ============

    Diluted:
    From continuing operations                              $       0.02        $       0.33
    From discontinued operations                                   (0.00)              (0.05)
                                                            ------------        ------------
    Net income per common share                             $       0.02        $       0.28
                                                            ============        ============
    Weighted average number of common and
      common equivalent shares outstanding                     8,049,086           8,482,243
                                                            ============        ============

     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    ------------------------------
                                                                                        1999               1998
                                                                                    -----------        -----------
Cash flows from operating activities:
     Net income from continuing operations                                          $   150,355        $ 2,748,061
     Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
             Depreciation and amortization                                            1,355,681          1,067,059
             Loss on sale of equipment                                                       --            107,186
             Tax benefit from exercise of nonqualified stock options                         --              9,000
             Deferred income taxes                                                     (250,178)           (89,994)
             Provision for losses on accounts receivable                                  4,000              6,000
             Provision for obsolete inventory                                           180,000             40,000
             Income (loss) applicable to minority interest                               66,302            (17,730)
             Changes in working capital of continuing operations, net of acquisitions:
                 Accounts receivable                                                   (148,374)        (2,487,871)
                 Inventories                                                            (73,133)          (964,949)
                 Prepaid expenses and other assets                                     (340,741)          (344,261)
                 Income taxes receivable                                               (430,060)           471,046
                 Accounts payable and accrued expenses                                  104,151            482,679
                 Accrued income taxes                                                        --            466,080
                 Other liabilities                                                       (2,527)            (1,857)
                                                                                    -----------        -----------
                     Net cash provided by continuing operations                         615,476          1,490,449
                                                                                    -----------        -----------
                     Net cash  provided by (used in) discontinued operations            568,603           (208,545)
                                                                                    -----------        -----------
                     Net cash provided by operating activities                        1,184,079          1,281,904
                                                                                    -----------        -----------
Cash flows from investing activities:
     Purchase of property, plant, and equipment                                      (2,798,676)        (2,625,400)
     Purchase of investment securities                                                1,273,247          1,659,193
     Investment in CRPB Investors, L.L.C.                                                 8,584             35,965
                                                                                    -----------        -----------
                     Net cash used in investing activities                           (1,516,845)          (930,242)
                                                                                    -----------        -----------
Cash flows from financing activities:
     Issuance of notes payable and capital lease obligations                          2,570,498            601,665
     Expenses from issuance of common stock                                                  --           (176,436)
     Net proceeds from exercise of stock options                                        144,725             46,000
                                                                                    -----------        -----------
                     Net cash provided by financing activities                        2,715,223            471,229
                                                                                    -----------        -----------
Effect of exchange rates on cash                                                       (284,428)            (6,139)
                                                                                    -----------        -----------
Net increase in cash                                                                  2,098,029            816,752
Cash, beginning of period                                                             4,753,696          2,715,490
                                                                                    -----------        -----------
Cash, end of period                                                                 $ 6,851,725        $ 3,532,242
                                                                                    ===========        ===========

Supplemental disclosures of cash flow information from continuing operations:
     Interest paid                                                                  $    90,486        $    60,933
                                                                                    -----------        -----------
     Income taxes paid                                                              $    99,000        $   322,500
                                                                                    -----------        -----------

     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)    BASIS OF PREPARATION

       The accompanying condensed consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated financial statements at such date.

       Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with Cerprobe Corporation's (the "Company") annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

       PRINCIPLES OF CONSOLIDATION

       The condensed consolidated financial statements include the accounts of Cerprobe Corporation and its subsidiaries: Cerprobe Europe Limited, Cerprobe Europe S.A.S., Cerprobe Asia Holdings Pte Ltd, Cerprobe Interconnect Solutions, Inc. ("CIS"), and SVTR, Inc. ("SVTR"). All significant intercompany transactions have been eliminated in consolidation.

       Cerprobe Asia Holdings Pte Ltd is a 60% owner of Cerprobe Asia Pte Ltd; the balance is owned by Asian investors. Cerprobe Asia Pte Ltd's wholly owned subsidiaries, Cerprobe Singapore Pte Ltd and Cerprobe Taiwan Co., Ltd., operate full service sales and manufacturing plants.

       In the third quarter of 1998, the Company discontinued operations of SVTR, a company that refurbished, reconfigured, and serviced wafer probing equipment. See Note 4.

       On September 30, 1998, the Company acquired France based Cerprobe Europe S.A.S. The Company designs, manufactures, and distributes probe cards at its manufacturing plant near Marseilles.

       Presently, the Company is in the process of establishing a full service facility in Yokohama, Japan.

(2)    COMMITMENTS AND CONTINGENCIES

       In October 1998, the Company filed an action against the former President, Director, and shareholders of Silicon Valley Test & Repair, Inc., which was acquired by the Company, in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company seeks to recover this stock through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants have filed a motion to dismiss the amended complaint for which oral argument is scheduled mid May 1999. It is not anticipated that this suit will have a material adverse impact on the Company's financial condition or results of operations.

       In April, 1999 the Company received a Notice Letter from the United States Environmental Protection Agency ("EPA") indicating that the EPA considered the Company to be potentially responsible for costs associated with the remediation of the Indian Bend Wash Superfund Site ("Superfund Site") in Tempe, Arizona. The EPA claims that such liability arose out of the Company's operations at its former facility located at 600 S. Rockford Drive, Tempe, Arizona. The Company has been named with four other potentially responsible parties. The EPA alleges that it has incurred $11 million in costs to date for investigation and remediation at the Superfund Site and, pursuant to a Record of Decision issued by the EPA in September 1998, will require that additional remediation be undertaken by the potentially responsible parties. The EPA has requested that the named parties provide an offer to perform the remediation and pay the EPA's past costs on or before May 31, 1999 and that if no such offer is made, the EPA shall consider pursuing other remedies, including litigation. The Company does not believe that it in any way caused or contributed to the contamination at the Superfund Site and therefore does not believe there is any basis upon which to hold the Company liable for costs associated with the Superfund Site. Despite the Company's belief, given the uncertain nature of litigation, the Company can not guarantee a favorable outcome. The Company will vigorously pursue a defense of the matter.

       The Company is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these actions would not have a material adverse effect on the Company.

 (3)   COMPREHENSIVE INCOME

       Comprehensive Income encompasses net income and "other comprehensive income", which includes all other non-owner transactions and events which change stockholders' equity. The Company recognized comprehensive income
       (loss) for the three months ended March 31, 1999 and 1998 as follows:

                                               Three months ended March 31,
                                               ----------------------------
                                                  1999             1998
                                               ---------        -----------
Net income                                     $ 145,033        $ 2,345,430
Other comprehensive loss, net of tax:
      Foreign currency translation
      adjustment                                (345,300)           (10,233)
      Tax benefit from foreign currency
            translation                          138,120              4,093
                                               ---------        -----------
            Net other comprehensive loss        (207,180)            (6,140)
                                               ---------        -----------
Comprehensive income (loss)                    $ (62,147)       $ 2,339,290
                                               =========        ===========

(4)    DISCONTINUED OPERATIONS

       In the third quarter of 1998, the Company discontinued operations of SVTR, a wafer prober refurbishing and upgrading subsidiary. The discontinuance resulted from questions regarding the origins of certain software necessary for SVTR's business. In March 1999, Cerprobe sold certain SVTR assets for $500,000. No gain of loss was recognized on the sale.

       SVTR has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Net sales, related losses, and income taxes associated with the discontinued operations are as follows:


                               Three Months Ended March 31,
                               ----------------------------
                                  1999            1998
                               --------       ------------
Net sales                       $    --        $ 1,637,520
                                -------        -----------
Loss from operations            $(8,869)       $  (754,827)
Income tax benefit                3,547            352,196
                                -------        -----------
Loss from operations, net       $(5,322)       $  (402,631)
                                =======        ===========


       The effective tax rate used in calculating the income tax benefit from discontinued operations is approximately the same as the Company's effective tax rate for continuing operations.

       The net assets of SVTR, as reclassified in the accompanying consolidated balance sheets, include the following:


                          March 31,         December 31,
                          ------------------------------
                              1999               1998
                          -----------        -----------
Current assets            $ 2,756,784        $ 3,445,737
Other assets                   63,607             46,865
Current liabilities        (1,897,457)        (1,990,852)
Long-term debt                (14,956)           (19,847)
                          -----------        -----------
                          $   907,978        $ 1,481,903
                          ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes thereto of the Company appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

OVERVIEW

       Cerprobe offers comprehensive solutions for semiconductor test integration and is a leading manufacturer of probe cards, ATE interface assemblies, and ATE test boards. The Company's products address critical functions to assure IC quality, reduce manufacturing costs, improve the accuracy of manufacturing yield data, and identify repairable memory IC's.

       The semiconductor industry is characterized as cyclical, with capacity boom cycles followed by bust cycles that create tremendous pricing pressures. For the past several years, the IC market has been a high volume, high growth commodity market characterized by rapid technological change. Cerprobe has benefited from this and has grown substantially over the last five years as the Company has increased its market share. Net sales have increased from $14.3 million for 1994 to $76.2 million for 1998, representing an average annualized growth rate of approximately 52%. Similarly, the Company's net income has increased from $1.2 million for 1994 to $6.2 million for 1998 (before a one-time charge for purchased research and development of $1.6 million, resulting in a tax benefit of $627,000 and the loss from discontinued operations of SVTR of $5.7 million, net of taxes, which together reduced net income from continuing operations by $6.7 million). Until 1995, substantially all of the Company's growth was from the existing probe card product line.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

     Net Sales. Net sales for the three months ended March 31, 1999 were $15.6 million, a decrease of 32.0% over net sales of $23.0 million for the three months ended March 31, 1998. The decrease was primarily a result of the softness in the worldwide demand for semiconductors.

     Gross Profit. The gross profit for the three months ended March 31, 1999 was $5.6 million, a decrease of 43.7% from the gross profit of $9.9 million for the three months ended March 31, 1998. Gross margin decreased from 43.0% in the three months ended March 31, 1998, to 35.6% in 1999. The decrease in gross margin is a result of the Company's production infrastructure capable of higher production run rates, resulting in over capacity and under-absorption of overhead and efforts to increase or at least maintain market share resulting in aggressive pricing, particularly to the Company's largest customers.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $4.4 million, or 28.4% of net sales, for the three months ended March 31, 1999, compared to $4.8 million, or 20.7% of net sales, for the three months ended March 31, 1998. This represents a decrease of $328,579, or 6.9%, primarily as a result of cost containment during the softness in the worldwide demand for semiconductors as well as the reversal of accrued bonuses from the Company's incentive compensation program offset by increases in depreciation related to the Company's Enterprise Resource Planning ("ERP") system and increases in insurance expense.

     Engineering and Product Development. Engineering and product development expenses were $798,264, or 5.1% of net sales, for the three months ended March 31, 1999, an increase of 17.7% over $678,205, or 3.0% of net sales, for the three months ended March 31, 1998. The Company has added substantial resources to its product development team to address emerging and next generation probing requirements for grid array, multi-chip testing, very high frequency IC's, and those that have pad pitch architecture of less than 60 microns.

     Interest Income. Interest income was $229,410 for the three months ended March 31, 1999, compared to $284,202 for the three months ended March 31, 1998. This decrease is attributable to the investment of a lower average cash balance.

     Minority Interest. The minority interest share of income of $66,302 for the three months ended March 31, 1999 and share of loss of $17,730 for the three months ended March 31, 1998 represented the Company's joint venture partners' share of income (loss) from the Company's Asian operations (40%) and the Upsys Joint Venture, which has terminated.

     Income Taxes. Income taxes decreased to $217,289, which represented an effective tax rate of 59.1% for the three months ended March 31, 1999, as compared to $1.9 million, which represented an effective tax rate of 41.3% for the three months ended March 31, 1998. The increase in the effective tax rate is due primarily to a change in the foreign tax rate of Cerprobe Europe, S.A.S.

     Discontinued Operations. The Company recorded $5,322 and $402,631 in losses from discontinued operations from the disposal of its wafer prober refurbishing and upgrading subsidiary, SVTR, Inc. for the three months ended March 31, 1999, and 1998, respectively. The Company disposed of the operations of SVTR through sale of equipment, inventory, and technology in March 1999.

     Net Income. Net income for the three months ended March 31, 1999 was $145,033 or .9% of sales, compared to the income of $2.3 million or 10.2% of sales for the three months ended March 31, 1998. This decrease is primarily a result of slower sales in the later part of 1998 and beginning of 1999 due to the softness in the worldwide demand for semiconductors. The Company's production infrastructure was capable of higher production run rates, resulting in over capacity and under-absorption of overhead.

LIQUIDITY AND CAPITAL RESOURCES

     Cerprobe has financed its operations and capital requirements primarily through cash flows from operations, equipment lease financing arrangements, and sales of equity securities. At March 31, 1999, cash and short-term investment securities were $19.9 million compared to $19.1 million at December 31, 1998.

     Cerprobe generated $1.2 million in cash flows from operating activities for the three months ended March 31, 1999. Accounts receivable increased by $144,374 net of allowance, or 1.6%, to $9.1 million at March 31, 1999. Inventories decreased $106,867 net of reserve, or 2.0%, over December 31, 1998, to $5.2 million at March 31, 1999. Accounts payable and accrued expenses increased $104,151, or 1.9%, to $5.7 million at March 31, 1999.

     Working capital decreased $60,228, or .2%, to $30.6 million at March 31, 1999. The current ratio decreased from 5.8, at December 31, 1998, to 5.1, at March 31, 1999. This decrease was due primarily to the increase in current portion long-term obligations from financing the Company's recently implemented Oracle based ERP system.

     Cerprobe increased its investment in property, plant, and equipment during the three months ended March 31, 1999, by $1.3 million, or 5.7%, to $24.0 million. This increase was attributable to the build out of the additional facility located near the Company's worldwide headquarters and additional costs associated with the Company's recently implemented Oracle based ERP system. These capital expenditures were funded primarily from capital leases, cash flows from operations, and net proceeds from the secondary offering.

     Cerprobe believes that its working capital, together with the loan and lease commitments described above and anticipated cash flows from operations, will provide adequate sources to fund operations for at least the next 12 months. Cerprobe anticipates that any additional cash requirements for operations or capital expenditures will be financed through cash flows from operations, by borrowing from Cerprobe's primary lender, by lease financing arrangements, or by sales of equity securities. There can be no assurance that any such financing will be available on acceptable terms and that any additional equity financing, if available, would not result in additional dilution to existing investors.

YEAR 2000 COSTS

     The Company is in the process of performing a comprehensive review of its Year 2000 issues and has completed its review of internal systems (information technology ("IT") and non-IT). Most of the Company's application software programs have been replaced with Oracle applications which are Year 2000 compliant. The Oracle project budget, including software, hardware, and implementation was approximately $3.5 million. The Company estimates the status of progress on these internal systems as of March 31, 1999 was as follows:

         IT Systems                         100%
         Non-It Systems                      80%

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

     The Company is also continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. The Company is not able to determine the effect on its results of operations, liquidity, and financial condition in the event the Company's material vendors and customers are not Year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at the point in time when the Company believes a material vendor or customer will not be compliant.

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

     Changes in Cerprobe's supplier prices did not have a significant impact on cost of sales during the first quarter of 1999 or for the same period in 1998.

     As a result of Cerprobe's operation of the manufacturing, repair, and sales facilities in Scotland, France, Singapore, and Taiwan, Cerprobe's foreign transactions may be denominated in currencies other than the U.S. dollar. Such transactions may expose Cerprobe to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. The Company monitors its foreign currency exposure and from time to time enters hedging transactions to manage this exposure. There can be no assurance that fluctuations in the currency exchange rate in the future will not have an adverse impact on Cerprobe's foreign operations.

     In addition, Cerprobe may purchase a substantial portion of its raw materials and equipment from foreign suppliers and will incur labor costs in a foreign currency. The foreign manufacture and sale of products and the purchase of raw material and equipment from foreign suppliers may be adversely affected by political and economic conditions abroad. Protective trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect Cerprobe's ability to manufacture or sell its products in foreign markets and purchase materials or equipment from foreign suppliers. In countries in which Cerprobe conducts business in local currency, currency exchange rate fluctuations could adversely affect Cerprobe's net sales or costs.

BUSINESS OUTLOOK

     The Company's business depends substantially on both the volume of IC production by semiconductor manufacturers as well as new IC designs, which in turn depend on the demand of ICs and products utilizing ICs. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in reduced demand for IC testing products, including the products manufactured by the Company. The Company continues to analyze its current cost structure to bring its production and overhead costs in line with the anticipated industry demand for its products for the rest of this year. However, the Company's need to invest in engineering and product development, marketing, and customer service and support capabilities will limit its ability to reduce expenses in response to such downturns or slow downs.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Statements in this section regarding the Company's prospects for growth and adequacy of sources of capital are forward-looking statements. Words such as "believes," "expects," "anticipates," "intends," "may," "estimates," "should," "will likely," and similar expressions are intended to identify such forward-looking statements. Actual results, however, could differ materially from those anticipated for a number of reasons, including product demand and development, technological advances, impact of competitive products and pricing, growth in targeted markets and other factors identified under "Special Considerations" of the Company's 1998 Form 10-K which has been filed with the Securities and Exchange Commission. Additional risk factors are identified from time to time in the Company's financial press releases. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

PART II - OTHER INFORMATION

Item 1            Legal Proceedings

                  In October 1998, the Company filed an action against the former President, Director, and shareholders of Silicon Valley Test & Repair, Inc., which was acquired by the Company, in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company seeks to recover this stock through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants have filed a motion to dismiss the amended complaint for which oral argument is scheduled mid May 1999. It is not anticipated that this suit will have a material adverse impact on the Company's financial condition or results of operations.

                  In April 1999, the Company received a Notice Letter from the United States Environmental Protection Agency ("EPA") indicating that the EPA considered the Company to be potentially responsible for costs associated with the remediation of the Indian Bend Wash Superfund Site ("Superfund Site") in Tempe, Arizona. The EPA claims that such liability arose out of the Company's operations at its former facility located at 600 S. Rockford Drive, Tempe, Arizona. The Company has been named with four other potentially responsible parties. The EPA alleges that it has incurred 11 million dollars in costs to date for investigation and remediation at the Superfund Site and, pursuant to a Record of Decision issued by the EPA in September 1998, will require that additional remediation be undertaken by the potentially responsible parties. The EPA has requested that the named parties provide an offer to perform the remediation and pay the EPA's past costs on or before May 31, 1999 and that if no such offer is made, the EPA shall consider pursuing other remedies, including litigation. The Company does not believe that it in any way caused or contributed to the contamination at the Superfund Site and therefore does not believe there is any basis upon which to hold the Company liable for costs associated with the Superfund Site. Despite the Company's belief, given the uncertain nature of litigation, the Company can not guarantee a favorable outcome. The Company will vigorously pursue a defense of the matter.



Item 6            Exhibits and Reports on Form 8-K

               a.     Exhibits

                      10(kkk) Employment Agreement between the Company and
                              Randal L. Buness effective January 1, 1999.

                      10(jjj) Employment Agreement between the Company and
                              Michael K. Bonham effective January 1, 1999.

                      10(iii) Employment Agreement between the Company and C.
                              Zane Close effective January 1, 1999.

                      10(lll) Change of Control Agreement between the Company
                              and C. Zane Close dated January 28, 1999.

                      10(mmm) Change of Control Agreement between the Company
                              and Michael K. Bonham dated 26, 1999.

                      10(nnn) Change of Control Agreement between the Company
                              and Randal L. Buness dated January 26, 1999.

                      10(ooo) First Amendment to the Cerprobe Corporation 1997
                              Employee Stock Purchase Plan dated
                              February 15, 1999.

                      11      Computation of Net Income Per Share.

                      27.1    Financial Data Schedule - March 31, 1999

                      27.2    Financial Data Schedule - March 31, 1998

               b.     Reports on Form 8-K

                      No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigning thereunto duly authorized.


                              CERPROBE CORPORATION





                                /s/  Randal L. Buness
                                --------------------------------------
                                     Randal L. Buness
                                     Senior Vice President -
                                         Chief Financial Officer


May 5, 1999

                                 EXHIBIT INDEX

               EXHIBIT NO.     DESCRIPTION
               -----------     -----------

               a.     Exhibits

                      10(kkk) Employment Agreement between the Company and
                              Randal L. Buness effective January 1, 1999.

                      10(jjj) Employment Agreement between the Company and
                              Michael K. Bonham effective January 1, 1999.

                      10(iii) Employment Agreement between the Company and C.
                              Zane Close effective January 1, 1999.

                      10(lll) Change of Control Agreement between the Company
                              and C. Zane Close dated January 28, 1999.

                      10(mmm) Change of Control Agreement between the Company
                              and Michael K. Bonham dated 26, 1999.

                      10(nnn) Change of Control Agreement between the Company
                              and Randal L. Buness dated January 26, 1999.

                      10(ooo) First Amendment to the Cerprobe Corporation 1997
                              Employee Stock Purchase Plan dated
                              February 15, 1999.

                      11      Computation of Net Income Per Share.

                      27.1    Financial Data Schedule - March 31, 1999

                      27.2    Financial Data Schedule - March 31, 1998