Form 10-Q
period 1999-06-30
CERPROBE CORP
filed 1999-08-13
CIK 725259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June, 30 1999
                                       or

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


     As of August 10, 1999, there were 8,328,245 shares of the registrant's Common Stock outstanding.

                              CERPROBE CORPORATION


                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets -
                  June 30, 1999 and December 31, 1998.............................................................3

                  Condensed Consolidated Statements of Operations -
                  Three and Six Months Ended June 30, 1999 and 1998...............................................4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and 1998.........................................................5

                  Notes to Condensed Consolidated Financial Statements............................................6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.............................................................9

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................9


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS..............................................................................15

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..............................................15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...............................................................16

SIGNATURE         ...............................................................................................17

                      CERPROBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            JUNE 30,            DECEMBER 31,
                                ASSETS                                        1999                  1998
                                                                              ----                  ----
                                                                           (UNAUDITED)
Current assets:
    Cash                                                                   $  5,630,086         $  4,753,696
    Short-term investment securities                                         11,152,823           14,305,400
    Accounts receivable, net of allowance of $341,963
      in 1999 and $333,364 in 1998                                            8,769,281            8,951,680
    Inventories, net                                                          5,711,314            5,303,631
    Accrued interest receivable                                                  76,015              102,093
    Prepaid expenses                                                          1,288,624              869,382
    Income taxes receivable                                                   3,659,728              714,811
    Deferred tax asset                                                          500,303              446,092
    Net assets of discontinued operations                                            --            1,481,903
                                                                           ------------         ------------
      Total current assets                                                   36,788,174           36,928,688

Property, plant, and equipment, net                                          23,129,906           22,698,509
Intangible assets, net                                                        3,058,115            3,050,460
Other assets                                                                  1,021,060            1,007,917
                                                                           ------------         ------------

      Total assets                                                         $ 63,997,255         $ 63,685,574
                                                                           ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $  1,804,089         $  2,534,997
    Accrued expenses                                                          2,605,355            3,075,894
    Current portion of notes payable                                          1,064,531              138,985
    Current portion of capital lease obligations                                643,226              660,192
    Net liabilities of discontinued operations                                  326,933                   --
                                                                           ------------         ------------
      Total current liabilities                                               6,444,134            6,410,068

Notes payable, less current portion                                           2,399,546              731,555
Capital lease obligations, less current portion                               1,945,732            2,472,563
Other liabilities                                                                 2,231                7,073
                                                                           ------------         ------------
      Total liabilities                                                      10,791,643            9,621,259
                                                                           ------------         ------------

Minority interest                                                               759,504              590,465

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.05 par value; authorized 10,000,000
      shares; issued and outstanding none                                            --                   --
    Common stock, $.05 par value; authorized 25,000,000
      shares; issued  8,211,579 and outstanding 7,746,329 shares at
      June 30, 1999 and issued 8,131,279 and outstanding 7,645,126
      shares at December 31, 1998                                               410,579              406,564
    Additional paid-in capital                                               55,725,657           55,271,200
    Retained earnings                                                         1,991,802            3,505,734
    Accumulated other comprehensive income:
      Foreign currency translation                                             (407,867)            (188,131)
                                                                           ------------         ------------
                                                                             57,720,171           58,995,367
    Treasury stock, at cost, 465,250 shares at June 30, 1999
      and 486,153 shares at December 31, 1998                                (5,274,063)          (5,521,517)
                                                                           ------------         ------------
      Total stockholders' equity                                             52,446,108           53,473,850
                                                                           ------------         ------------

      Total liabilities and stockholders' equity                           $ 63,997,255         $ 63,685,574
                                                                           ============         ============

     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                            1999               1998                1999                1998
                                                            ----               ----                ----                ----
Net sales                                                $14,102,742        $18,139,191         $29,708,636         $41,092,008
Costs of goods sold                                        9,856,512         10,885,684          19,902,058          23,959,734
                                                         -----------         ----------         -----------         -----------
      Gross profit                                         4,246,230          7,253,507           9,806,578          17,132,274
                                                         -----------         ----------         -----------         -----------

Expenses:
    Selling, general, and administrative                   5,538,249          4,899,531           9,965,680           9,655,541
    Engineering and product development                    1,263,679            667,488           2,061,943           1,345,693
                                                         -----------         ----------         -----------         -----------
      Total expenses                                       6,801,928          5,567,019          12,027,623          11,001,234
                                                         -----------         ----------         -----------         -----------

Operating income (loss)                                   (2,555,698)         1,686,488          (2,221,045)          6,131,040
                                                         -----------         ----------         -----------         -----------

Other income (expense):
    Interest income                                          201,430            451,514             430,840             735,716
    Interest expense                                        (113,496)           (61,655)           (203,982)           (122,588)
    Other, net                                                38,554             43,073              (1,077)             38,816
                                                         -----------         ----------         -----------         -----------
      Total other income                                     126,488            432,932             225,781             651,944
                                                         -----------         ----------         -----------         -----------

Income (loss) from continuing operations before
    minority interest and income taxes                    (2,429,210)         2,119,420          (1,995,264)          6,782,984

Minority interest                                           (122,213)           (43,123)           (188,516)            (25,393)
                                                         -----------         ----------         -----------         -----------

Income (loss) from continuing operations before
  income taxes                                            (2,551,423)         2,076,297          (2,183,780)          6,757,591

Income tax (expense) benefit                                 892,459           (874,791)            675,170          (2,808,024)
                                                         -----------         ----------         -----------         -----------

Income (loss) from continuing operations                  (1,658,964)         1,201,506          (1,508,610)          3,949,567

Discontinued operations:
    Loss from operations of SVTR, Inc., net of
      taxes                                                       --           (734,728)             (5,322)         (1,137,359)
                                                         -----------         ----------         -----------         -----------

Net income (loss)                                        $(1,658,964)        $  466,778         $(1,513,932)        $ 2,812,208
                                                         ===========         ==========         ===========         ===========

Net income (loss) per common share:
    Basic:
    From continuing operations                           $     (0.22)        $     0.15         $     (0.20)               0.49
    From discontinued operations                                0.00              (0.09)              (0.00)              (0.14)
                                                         -----------         ----------         -----------         -----------
    Net income (loss) per common share                   $     (0.22)        $     0.06         $     (0.20)        $      0.35
                                                         ===========         ==========         ===========         ===========

    Weighted average number of common
      shares outstanding                                   7,686,180          8,109,950           7,670,742           8,105,700
                                                         ===========         ==========         ===========         ===========

    Diluted:
    From continuing operations                           $     (0.22)        $     0.15         $     (0.20)               0.47
    From discontinued operations                                0.00              (0.09)              (0.00)              (0.14)
                                                         -----------         ----------         -----------         -----------
    Net income (loss) per common share                   $     (0.22)        $     0.06         $     (0.20)        $      0.33
                                                         ===========         ==========         ===========         ===========

    Weighted average number of common and
      common equivalent shares outstanding                 7,686,180          8,386,794           7,670,742           8,432,402
                                                         ===========         ==========         ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                                 1999                1998
                                                                                                 ----                ----
Cash flows from operating activities:
     Net income (loss) from continuing operations                                             $(1,508,610)        $ 3,949,567
     Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operations:
             Depreciation and amortization                                                      2,797,204           2,175,837
             Loss on sale of equipment                                                            347,977             123,602
             Tax benefit from exercise of nonqualified stock options                                   --              71,000
             Deferred income taxes                                                               (183,590)           (111,426)
             Provision for losses on accounts receivable                                            8,600              12,000
             Provision for obsolete inventory                                                     180,000              80,000
             Income applicable to minority interest                                               188,516              25,393
             Changes in working capital of continuing operations:
                 Accounts receivable                                                              173,799          (1,565,335)
                 Inventories                                                                     (587,683)         (1,091,714)
                 Prepaid expenses and other assets                                               (387,472)            118,484
                 Income taxes receivable                                                       (1,135,812)           (331,794)
                 Accounts payable and accrued expenses                                         (1,201,447)         (1,749,421)
                 Accrued income taxes                                                                  --            (108,648)
                 Other liabilities                                                                 (4,842)             (4,982)
                                                                                              -----------         -----------
                     Net cash provided by (used in) continuing operations                      (1,313,360)          1,592,563
                                                                                              -----------         -----------
                     Net cash used in discontinued operations                                      (5,591)         (1,103,438)
                                                                                              -----------         -----------
                     Net cash provided by (used in) operating activities                       (1,318,951)            489,125
                                                                                              -----------         -----------
Cash flows from investing activities:
     Purchase of property, plant, and equipment                                                (3,584,233)         (5,512,413)
     Redemption of investment securities                                                        3,152,577           5,506,718
     Distribution from subsidiaries                                                               110,544              78,322
     Purchase of Upsys-Cerprobe, L.L.C                                                                 --            (376,366)
                                                                                              -----------         -----------
                     Net cash used in investing activities                                       (321,112)           (303,739)
                                                                                              -----------         -----------
Cash flows from financing activities:
     Issuance of notes payable and capital lease obligations                                    2,049,740           1,165,451
     Expenses from issuance of common stock                                                            --            (176,436)
     Purchase of treasury stock                                                                        --            (284,638)
     Net proceeds from employee stock purchase plan                                               177,676             203,703
     Net proceeds from exercise of stock options                                                  528,250             184,863
                                                                                              -----------         -----------
                     Net cash provided by financing activities                                  2,755,666           1,092,943
                                                                                              -----------         -----------
Effect of exchange rates on cash                                                                 (239,213)           (171,819)
                                                                                              -----------         -----------
Net increase in cash                                                                              876,390           1,106,510
Cash, beginning of period                                                                       4,753,696           2,715,490
                                                                                              -----------         -----------
Cash, end of period                                                                           $ 5,630,086         $ 3,822,000
                                                                                              ===========         ===========



Supplemental disclosures of cash flow information from continuing operations:
     Interest paid                                                                            $   203,982         $   122,588
                                                                                              ===========         ===========
     Income taxes paid                                                                        $    99,000         $ 1,886,729
                                                                                              ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                    CERPROBE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)    BASIS OF PREPARATION

       The accompanying condensed consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated financial statements at such date.

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

       In September 1998, the Company acquired France based Cerprobe Europe S.A.S. The Company designs, manufactures, and distributes probe cards at its manufacturing plant near Marseilles.

       Presently, the Company is in the process of establishing a full service facility in Yokohama, Japan.

(2)    COMMITMENTS AND CONTINGENCIES

       In October 1998, the Company filed an action against the former President, Director, and shareholders of Silicon Valley Test & Repair, Inc., which was acquired by the Company, in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company seeks to recover this stock through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants filed a motion to dismiss the amended complaint, which was denied. At present the parties are engaging in discovery. It is not anticipated that the suit will have a material adverse impact on the Company's financial condition or results of operations.

       In April 1999, the Company received a Notice Letter from the United States Environmental Protection Agency ("EPA") indicating that the EPA considered the Company to be potentially responsible for costs associated with the remediation of the Indian Bend Wash Superfund Site ("Superfund Site") in Tempe, Arizona. The EPA claimed that such liability arose out of the Company's operations at its former facility located at 600 S. Rockford Drive, Tempe, Arizona. The Company had been named with four other potentially responsible parties. The EPA alleges that it had incurred $11 million in costs to date for investigation and remediation at the Superfund Site and, pursuant to a Record of Decision issued by the EPA in September 1998, required that additional remediation be undertaken by the potentially responsible parties. The Company did not believe that it in any way caused or contributed to the contamination at the Superfund Site and therefore did not believe there was any basis upon which to hold the Company liable for costs associated with the Superfund Site. In May 1999, the Company met with the EPA to explain its position and has been verbally informed by the EPA that the EPA has decided not to pursue Cerprobe for clean-up costs at this time. The Company has requested written confirmation of this decision from the EPA. There is no guarantee the EPA will not change its position.

       The Company is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these actions would not have a material adverse effect on the Company.

 (3)   COMPREHENSIVE INCOME

       Comprehensive income encompasses net income and "other comprehensive income", which includes all other non-owner transactions and events which change stockholders' equity. The Company recognized comprehensive income
       (loss) for the six months ended June 30, 1999 and 1998 as follows:

                                                                   Six Months Ended June 30,
                                                                    1999                1998
                                                                    ----                ----
          Net income (loss)                                     $(1,513,932)        $ 2,812,208
          Other comprehensive loss, net of tax:
                Foreign currency translation
                      adjustment                                   (366,225)           (286,365)
                Tax benefit from foreign currency
                      translation                                   146,489             114,546
                                                                -----------         -----------
                      Net other comprehensive loss                 (219,736)           (171,819)
                                                                -----------         -----------
          Comprehensive income (loss)                           $(1,733,668)        $ 2,640,389
                                                                ===========         ===========

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

       SVTR has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Net sales, related losses, and income taxes associated with the discontinued operations are as follows:



                                               Six Months Ended June 30,
                                               1999                1998
                                               ----                ----
          Net sales                        $        --         $ 2,329,797
                                           -----------         -----------

          Loss from operations             $    (8,869)        $(2,079,751)
          Income tax benefit                     3,547             942,392
                                           -----------         -----------
          Loss from operations, net        $    (5,322)        $(1,137,359)
                                           ===========         ===========

       The effective tax rate used in calculating the income tax benefit from discontinued operations is approximately the same as the Company's effective tax rate for continuing operations.

       The net assets (liabilities) of SVTR, as reclassified in the accompanying consolidated balance sheets, include the following:



                                          June 30, 1999          December 31, 1998
                                          -------------          -----------------
          Current assets                   $ 1,194,090               $ 3,445,737
          Other assets                          63,011                    46,865
          Current liabilities               (1,572,669)               (1,990,852)
          Long-term debt                       (11,365)                  (19,847)
                                           -----------               -----------
                                           $  (326,933)              $ 1,481,903
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

OVERVIEW

     Cerprobe offers comprehensive solutions for semiconductor test integration and is a leading manufacturer of probe cards, ATE interface assemblies, and ATE test boards. The Company's products address critical functions to assure integrated circuit ("IC") quality, reduce manufacturing costs, improve the accuracy of manufacturing yield data, and identify repairable memory ICs.

     The semiconductor industry is characterized as cyclical, with capacity boom cycles followed by bust cycles that create significant pricing pressures. For the past several years, the IC market has been a high volume, high growth commodity market characterized by rapid technological change. Cerprobe has benefited from this and has grown substantially over the last five years as the Company has increased its market share. Net sales have increased from $14.3 million for 1994 to $76.2 million for 1998, representing an average annualized growth rate of approximately 52%. Similarly, the Company's net income has increased from $1.2 million for 1994 to $6.2 million for 1998 (before a one-time charge for purchased research and development of $1.6 million, resulting in a tax benefit of $627,000 and the loss from discontinued operations of SVTR of $5.7 million, net of taxes, which together reduced net income by $6.7 million). Until 1995, substantially all of the Company's growth was from the existing probe card product line.

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

     The Company believes that it is positioned to continue its growth as a result of its strength in designing, producing, and delivering, on a timely and cost-efficient basis, a broad range of custom or customized, high quality test products and services for semiconductor manufacturers in North America, Europe, and Asia. Presently the probe card industry is in a downturn driven by excess capacity, pricing pressures, and the better probe card utilization by customers, therefore, there can be no assurance that the Company can continue the growth exhibited the past five years. The Company maintains regional full service facilities in Arizona, California, and Texas as well as sales offices in Colorado, Florida, Massachusetts, and Oregon to service the U.S. market for its products and services. The Company continues to expand into international markets, including Europe and Asia. The Company maintains full service facilities in France and Scotland and a sales office in Germany to serve the European market. The Company also maintains full service facilities in Taiwan and Singapore to serve the Southeast Asian market. Additionally, the Company is in the process of establishing a full service facility in Japan. Each of the Company's facilities is located in proximity to semiconductor manufacturing centers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

     Net Sales. Net sales for the three months ended June 30, 1999 were $14.1 million, a decrease of 22.3% over net sales of $18.1 million for the three months ended June 30, 1998. The decrease was primarily a result of significantly lower demand for the Company's products from two of the Company's largest customers due to product transition and production delays by those customers. Additionally the Company has experienced substantial pricing pressures for its products as a result of over capacity in the worldwide probe card industry.

     Gross Profit. The gross profit for the three months ended June 30, 1999 was $4.2 million, a decrease of 41.5% from the gross profit of $7.3 million for the three months ended June 30, 1998. Gross margin decreased from 40.0% in the three months ended June 30, 1998 to 30.1% in 1999. The decrease in gross margin is a result of the Company's production infrastructure capable of higher production run rates, resulting in over capacity and under-absorption of overhead and efforts to increase or at least maintain market share resulting in aggressive pricing, particularly to the Company's largest customers.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $5.5 million, or 39.3% of net sales, for the three months ended June 30, 1999, compared to $4.9 million, or 27.0% of net sales, for the three months ended June 30, 1998. This represents an increase of $638,718, or 13.0%, primarily as a result of increases in depreciation related to the Company's Enterprise Resource Planning ("ERP") system and start-up costs associated with the new full service facility in Japan.

     Engineering and Product Development. Engineering and product development expenses were $1.3 million or 9.0% of net sales, for the three months ended June 30, 1999, an increase of 89.3% over $667,488, or 3.7% of net sales, for the three months ended June 30, 1998. The Company has added substantial resources to its product development team to address emerging and next generation probing requirements for grid array, multi-chip testing, very high frequency IC's, and those that have pad pitch architecture of less than 60 microns.

     Interest Income. Interest income was $201,430 for the three months ended June 30, 1999, compared to $451,514 for the three months ended June 30, 1998. This decrease is attributable to the investment of a lower average cash balance.

     Minority Interest. The minority interest share of income of $122,213 for the three months ended June 30, 1999 and $43,123 for the three months ended June 30, 1998 represented the Company's joint venture partners' share of income from the Company's Asian operations (40%) and the Upsys Joint Venture, which has terminated.

     Income Taxes. Income taxes decreased to a benefit of $892,459, which represented an effective tax benefit rate of 35% for the three months ended June 30, 1999, as compared to $874,791, which represented an effective tax rate of 42.1% for the three months ended June 30, 1998.

     Discontinued Operations. The Company recorded $734,728 in losses from discontinued operations from the disposal of its wafer prober refurbishing and upgrading subsidiary, SVTR, Inc. for the three months ended June 30, 1998. The Company disposed of the operations of SVTR through the sale of equipment, inventory, and technology in March 1999.

     Net Income. Net loss for the three months ended June 30, 1999 was $1.7 million or (11.8)% of sales, compared to the income of $466,778 or 2.6% of sales for the three months ended June 30, 1998. This decrease is primarily a result of significantly lower demand for the Company's products from two of the Company's largest customers due to product transition and production delays by those customers. Additionally the Company has experienced substantial pricing pressures for its products as a result of over capacity in the worldwide probe card industry. The Company's production infrastructure was capable of higher production run rates, resulting in over capacity and under-absorption of overhead.

Six months Ended June 30, 1999, Compared to Six months Ended June 30, 1998.

     Net Sales. Net sales for the six months ended June 30, 1999 were $29.7 million, a decrease of 27.7% over net sales of $41.1 million for the six months ended June 30, 1998. The decrease was primarily a result of significantly lower demand for the Company's products from two of the Company's largest customers due to product transition and production delays by those customers. Additionally the Company has experienced substantial pricing pressures for its products as a result of over capacity in the worldwide probe card industry.

     Gross Profit. Gross profit for the six months ended June 30, 1999 was $9.8 million, a decrease of 42.8% from the gross profit of $17.1 million for the same period in 1998. Gross margin decreased to 33.0% of sales for the six months ended June 30, 1999, from 41.7% for the same period of 1998. The decrease in gross margin primarily resulted from the Company's production infrastructure capable of higher production run rates thereby resulting in over capacity and under-absorption of overhead and efforts to increase or at least maintain market share resulting in aggressive pricing, particularly to the Company's largest customers.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $10.0 million, or 33.5% of net sales, for the six months ended June 30, 1999, as compared to $9.7 million, or 23.5% of net sales, for the same period of 1998, an increase of $310,139. The increase in selling, general, and administrative expenses resulted primarily from depreciation related to the Company's Enterprise Resource Planning ("ERP") system and start-up costs associated with the new full service facility in Japan.

     Engineering and Product Development. Engineering and product development expenses were $2.1 million for the six months ended June 30, 1999, an increase of 53.2% over $1.3 million for the same period of 1998. The Company has added substantial resources to its product development team to address emerging and next generation probing requirements for gird array, multi-chip testing, very high frequency ICs, and those that have pad pitch architectures of less than 60 microns.

     Interest Income. Interest income was $430,840 for the six months ended June 30, 1999, as compared to $735,716 for the same period in 1998. The decrease is attributable to the investment of a lower average cash balance.

     Minority Interest. The minority interest share of income of $188,516 for the six months ended June 30, 1999 and $25,393 for the six months ended June 30, 1998, represented the Company's joint venture partners' share of the income from the Company's Asian operations (40.0%) and the Upsys Joint Venture which has been terminated.

     Income Taxes. Income tax benefit was $675,170, which represented an effective tax benefit rate of 30.9% for the six months ended June 30, 1999, as compared to income taxes for the six months ended June 30, 1998 of $2.8 million, which represented an effective tax rate of 41.6%.

     Discontinued operations. The Company recorded $5,322 and $1,137,359 in losses from discontinued operations from the disposal of its wafer prober refurbishing and upgrading subsidiary, SVTR, Inc. for the six months ended June 30, 1999 and 1998, respectively. The Company disposed of the operations of SVTR, Inc. through the sale of equipment, inventory, and technology in March 1999.

         Net Income. Net loss for the six months ended June 30, 1999, was $1.5 million, as compared to net income of $2.8 million for the same period of 1998. This decrease is primarily a result of significantly lower demand for the Company's products from two of the Company's largest customers due to product transition and production delays by those customers. Additionally the Company has experienced substantial pricing pressures for its products as a result of over capacity in the worldwide probe card industry. The Company's production infrastructure was capable of higher production run rates, resulting in over capacity and under-absorption of overhead.

LIQUIDITY AND CAPITAL RESOURCES

     Cerprobe has financed its operations and capital requirements primarily through cash flows from operations, equipment lease financing arrangements, and sales of equity securities. At June 30, 1999, cash and short-term investment securities were $16.8 million compared to $19.1 million at December 31, 1998.

     Cerprobe used $1.3 million in cash flows for operating activities for the six months ended June 30, 1999. Accounts receivable decreased by $182,399, net of allowance, or 2.0%, to $8.8 million at June 30, 1999. Inventories increased $407,683, net of reserve, or 7.7%, over December 31, 1998, to $5.7 million at June 30, 1999. Accounts payable and accrued expenses decreased $1.2 million, or 21.4%, to $4.4 million at June 30, 1999. Income taxes receivable increased $2.9 million, or 412%, at June 30, 1999 over December 31, 1998. Approximately $1.7 million of the increase was due to the current recognition of previously recorded deferred losses associated with the sale of equipment and inventory from discontinued operations of SVTR. The remaining amount was a result of losses from current operations.

     Working capital decreased $174,580, or 0.6%, to $30.3 million at June 30, 1999. The current ratio decreased from 5.8 at December 31, 1998, to 5.7, at June 30, 1999. This decrease was due primarily to the increase in current portion long-term obligations from financing the Company's recently implemented Oracle based ERP system and the use of cash for operating activities.

     Cerprobe increased its investment in property, plant, and equipment during the six months ended June 30, 1999 by $431,397, or 1.9%, to $23.1 million. This increase was attributable to the build out of the additional facility located near the Company's worldwide headquarters and additional costs associated with the Company's recently implemented Oracle based ERP system. These capital expenditures were funded primarily from capital leases, cash flows from operations, and net proceeds from the sale of equity securities.

     Cerprobe believes that its working capital and anticipated cash flows from operations, will provide adequate sources to fund operations for at least the next 12 months. Cerprobe anticipates that any additional cash requirements for operations or capital expenditures will be financed through cash flows from operations, by borrowing from Cerprobe's primary lender, by lease financing arrangements, or by sales of equity securities. There can be no assurance that any such financing will be available on acceptable terms and that any additional equity financing, if available, would not result in additional dilution to existing investors.

YEAR 2000 COSTS

     The Company is in the process of performing a comprehensive review of its Year 2000 issues and has completed its review of internal systems (information technology ("IT") and non-IT). Most of the Company's application software programs have been replaced with Oracle applications which are Year 2000 compliant. The Oracle project budget, including software, hardware, and implementation was approximately $3.5 million. The Company estimates the status of progress on these internal systems as of June 30, 1999 was as follows:

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

     Changes in Cerprobe's supplier prices did not have a significant impact on cost of sales during the second quarter of 1999 or for the same period in 1998.

     As a result of Cerprobe's operation of the manufacturing, repair, and sales facilities in Europe and Asia, Cerprobe's foreign transactions may be denominated in currencies other than the U.S. dollar. Such transactions may expose Cerprobe to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. The Company monitors its foreign currency exposure and from time to time enters hedging transactions to manage this exposure. There can be no assurance that fluctuations in the currency exchange rate in the future will not have an adverse impact on Cerprobe's foreign operations.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Statements in this section regarding the Company's prospects for growth, adequacy of sources of capital, and business out-look are forward-looking statements. Words such as "believes," "expects," "anticipates," "intends," "may," "estimates," "should," "will likely," and similar expressions are intended to identify such forward-looking statements. Actual results, however, could differ materially from those anticipated for a number of reasons, including product demand and development, ability to maintain customer diversity and relationships, technological advances, impact of competitive products and pricing, growth in targeted markets and other factors identified under "Special Considerations" of the Company's 1998 Form 10-K which has been filed with the Securities and Exchange Commission. Additional risk factors are identified from time to time in the Company's financial press releases. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no change since the Form 10K for the year ended December 31, 1998, see Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

  Item 1          Legal Proceedings

                  In October 1998, the Company filed an action against the former President, Director, and shareholders of Silicon Valley Test & Repair, Inc., which was acquired by the Company, in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company seeks to recover this stock through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants filed a motion to dismiss the amended complaint, which was denied. At present the parties are engaging in discovery. It is not anticipated that the suit will have a material adverse impact on the Company's financial condition or results of operations.

                  In April 1999, the Company received a Notice Letter from the United States Environmental Protection Agency ("EPA") indicating that the EPA considered the Company to be potentially responsible for costs associated with the remediation of the Indian Bend Wash Superfund Site ("Superfund Site") in Tempe, Arizona. The EPA claimed that such liability arose out of the Company's operations at its former facility located at 600 S. Rockford Drive, Tempe, Arizona. The Company had been named with four other potentially responsible parties. The EPA alleges that it had incurred $11 million in costs to date for investigation and remediation at the Superfund Site and, pursuant to a Record of Decision issued by the EPA in September 1998, required that additional remediation be undertaken by the potentially responsible parties. The Company did not believe that it in any way caused or contributed to the contamination at the Superfund Site and therefore did not believe there was any basis upon which to hold the Company liable for costs associated with the Superfund Site. The Company met with the EPA in May 1999, to explain its position and has been verbally informed by the EPA that the EPA has decided not to pursue Cerprobe for clean-up costs at this time. The Company has requested written confirmation of this decision from the EPA. There is no guarantee the EPA will not change its position.



Item 4            Submission of Matters to Vote of Security Holders

                  a. An annual meeting of stockholders of the Company was held on May 25, 1999.

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

                  c. The matters voted upon and the results of the voting were as follows:

                  1. The following five persons were elected as Directors at the annual meeting pursuant to the following vote:

                                               Votes For                 Votes Withheld
                     Ross J. Mangano            6,305,446                    134,532
                     C. Zane Close              6,304,076                    135,902
                     Kenneth W. Miller          6,309,616                    130,362
                     Donald F. Walter           6,151,776                    288,202
                     William A. Fresh           6,309,066                    130,912

                  2. An amendment to the Company's 1997 Employee Stock Purchase
                     Plan to reduce the employment eligibility requirement from one year to 90 days.

                     Votes For                   6,085,937
                     Votes Against                 321,200
                     Votes Abstaining               32,841

Item 6            Exhibits and Reports on Form 8-K

                  a. Exhibits

                      11   Computation of Net Income Per Share.

                      27.1 Financial Data Schedule - June 30, 1999

                      27.2 Financial Data Schedule - June 30, 1998

                  b. Reports on Form 8-K

                     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigning thereunto duly authorized.


                                       CERPROBE CORPORATION





                                       /s/  Randal L. Buness
                                       ----------------------------------------
                                            Randal L. Buness
                                            Senior Vice President - Chief
                                             Financial Officer





August 13, 1999

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.      Description
-------    -----------
  11       Computation of Net Income Per Share.

  27.1     Financial Data Schedule - June 30, 1999

  27.2     Financial Data Schedule - June 30, 1998