Form 10-Q
period 1999-09-30
CERPROBE CORP
filed 1999-11-15
CIK 725259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarter Ended September, 30 1999
                                       or

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

                                 (480) 333-1500
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


     As of November 12, 1999, there were 7,897,995 shares of the registrant's Common Stock outstanding.

                              CERPROBE CORPORATION


                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets -
            September 30, 1999 and December 31, 1998.........................    3

            Condensed Consolidated Statements of Operations -
            Three and Nine Months Ended September 30, 1999 and 1998..........    4

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1999 and 1998....................    5

            Notes to Condensed Consolidated Financial Statements.............    7


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................    11

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......    17



                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS...............................................    18

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K................................    18

SIGNATURE   ................................................................    19

                      CERPROBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,         DECEMBER 31,
                                 ASSETS                                           1999                  1998
                                                                               ------------         ------------
                                                                               (UNAUDITED)
Current assets:
    Cash                                                                       $  6,875,144         $  4,753,696
    Short-term investment securities                                              8,833,859           14,305,400
    Accounts receivable, net of allowance of $336,645
      in 1999 and $333,364 in 1998                                                9,122,115            8,951,680
    Inventories, net                                                              6,717,686            5,303,631
    Accrued interest receivable                                                      26,749              102,093
    Prepaid expenses                                                              1,207,405              869,382
    Income taxes receivable                                                       4,487,104              714,811
    Deferred tax asset                                                              428,685              446,092
    Net assets of discontinued operations                                              --              1,481,903
                                                                               ------------         ------------
      Total current assets                                                       37,698,747           36,928,688

Property, plant, and equipment, net                                              23,301,099           22,698,509
Intangible assets, net                                                            2,905,121            3,050,460
Other assets                                                                        894,217            1,007,917
                                                                               ------------         ------------

      Total assets                                                             $ 64,799,184         $ 63,685,574
                                                                               ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $  3,016,796         $  2,534,997
    Accrued expenses                                                              3,156,825            3,075,894
    Current portion of notes payable                                              1,026,090              138,985
    Current portion of capital lease obligations                                    624,575              660,192
    Net liabilities of discontinued operations                                      428,859                 --
                                                                               ------------         ------------
      Total current liabilities                                                   8,253,145            6,410,068

Notes payable, less current portion                                               2,157,730              731,555
Capital lease obligations, less current portion                                   1,780,355            2,472,563
Other liabilities                                                                      --                  7,073
                                                                               ------------         ------------
      Total liabilities                                                          12,191,230            9,621,259
                                                                               ------------         ------------
Minority interest                                                                   846,160              590,465

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.05 par value; authorized 10,000,000
      shares; issued and outstanding none                                              --                   --
    Common stock, $.05 par value; authorized 25,000,000
      shares; issued 8,363,245 and outstanding 7,897,995 shares at
      September 30, 1999 and issued 8,131,279 and outstanding 7,645,126
      shares at December 31, 1998                                                   418,162              406,564
    Additional paid-in capital                                                   56,659,487           55,271,200
    Retained earnings                                                             1,113,664            3,505,734
    Accumulated other comprehensive loss:
      Foreign currency translation                                                 (313,991)            (188,131)
                                                                               ------------         ------------
                                                                                 57,877,322           58,995,367
    Treasury stock, at cost, 465,250 shares at September 30, 1999
      and 486,153 shares at December 31, 1998                                    (5,274,063)          (5,521,517)
    Notes receivable from officers and directors                                   (841,465)                --
                                                                               ------------         ------------
      Total stockholders' equity                                                 51,761,794           53,473,850
                                                                               ------------         ------------

      Total liabilities and stockholders' equity                               $ 64,799,184         $ 63,685,574
                                                                               ============         ============

     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------   -------------------------------
                                                                        1999             1998             1999            1998
                                                                    ------------     ------------     ------------     ------------
Net sales                                                           $ 14,932,031     $ 20,107,096     $ 44,640,667     $ 61,199,104
Costs of goods sold                                                    9,742,588       11,513,959       29,644,646       35,473,693
                                                                    ------------     ------------     ------------     ------------
      Gross profit                                                     5,189,443        8,593,137       14,996,021       25,725,411
                                                                    ------------     ------------     ------------     ------------

Expenses:
    Selling, general, and administrative                               5,073,263        4,714,758       15,038,943       14,370,299
    Engineering and product development                                1,186,108          955,978        3,248,051        2,301,671
    Acquisition related expenses                                            --          1,568,000             --          1,568,000
                                                                    ------------     ------------     ------------     ------------
      Total expenses                                                   6,259,371        7,238,736       18,286,994       18,239,970
                                                                    ------------     ------------     ------------     ------------

Operating income (loss)                                               (1,069,928)       1,354,401       (3,290,973)       7,485,441
                                                                    ------------     ------------     ------------     ------------
Other income (expense):
    Interest income                                                      192,831          328,161          623,670        1,063,877
    Interest expense                                                    (105,286)         (59,546)        (309,268)        (182,133)
    Other, net                                                           (80,087)         219,379          (81,163)         258,195
                                                                    ------------     ------------     ------------     ------------
      Total other income                                                   7,458          487,994          233,239        1,139,939
                                                                    ------------     ------------     ------------     ------------

Income (loss) from continuing operations before
    minority interest and income taxes                                (1,062,470)       1,842,395       (3,057,734)       8,625,380

Minority interest                                                        (84,978)         (86,147)        (273,494)        (111,540)
                                                                    ------------     ------------     ------------     ------------

Income (loss) from continuing operations before income taxes          (1,147,448)       1,756,248       (3,331,228)       8,513,840

Income tax (expense) benefit                                             269,310         (720,613)         944,480       (3,528,637)
                                                                    ------------     ------------     ------------     ------------

Income (loss) from continuing operations                                (878,138)       1,035,635       (2,386,748)       4,985,203

Discontinued operations:
    Loss from operations of SVTR, Inc., net of taxes                        --           (785,097)          (5,322)      (1,922,457)
    Loss on disposal of SVTR, Inc., net of taxes                            --         (3,807,740)            --         (3,807,740)
                                                                    ------------     ------------     ------------     ------------
      Loss from discontinued operations                                     --         (4,592,837)          (5,322)      (5,730,197)
                                                                    ------------     ------------     ------------     ------------
Net loss                                                            $   (878,138)    $ (3,557,202)    $ (2,392,070)    $   (744,994)
                                                                    ============     ============     ============     ============

Net income (loss) per common share:
    Basic:
    From continuing operations                                      $      (0.11)    $       0.13     $      (0.31)            0.62
    From discontinued operations                                            0.00            (0.59)           (0.00)           (0.71)
                                                                    ------------     ------------     ------------     ------------
    Net loss per common share                                       $      (0.11)    $      (0.46)    $      (0.31)    $      (0.09)
                                                                    ============     ============     ============     ============

    Weighted average number of common
      shares outstanding                                               7,836,237        7,768,874        7,740,136        8,058,011
                                                                    ============     ============     ============     ============

    Diluted:
    From continuing operations                                      $      (0.11)    $       0.13     $      (0.31)            0.62
    From discontinued operations                                            0.00            (0.59)           (0.00)           (0.71)
                                                                    ------------     ------------     ------------     ------------
    Net loss per common share                                       $      (0.11)    $      (0.46)    $      (0.31)    $      (0.09)
                                                                    ============     ============     ============     ============

    Weighted average number of common and
      common equivalent shares outstanding                             7,836,237        7,768,874        7,740,136        8,058,011
                                                                    ============     ============     ============     ============



     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ---------------------------------
                                                                                       1999                 1998
                                                                                   ------------         ------------
Cash flows from operating activities:
     Income (loss) from continuing operations                                      $ (2,386,748)        $  4,985,203
     Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operations:
             Depreciation and amortization                                            4,279,538            3,378,441
             Acquisition related expenses                                                  --              1,568,000
             (Gain) loss on sale of equipment                                            (3,176)             435,996
             Loss on disposal of discontinued operations, net of taxes                     --              3,807,740
             Tax benefit from exercise of nonqualified stock options                     71,000              106,000
             Deferred income taxes                                                      (17,168)            (717,555)
             Provision for losses on accounts receivable                                  4,000               19,920
             Provision for obsolete inventory                                           180,000              315,000
             Income applicable to minority interest                                     273,494              111,540
             Changes in working capital of continuing operations
                 Accounts receivable                                                   (174,435)          (1,323,031)
                 Inventories                                                         (1,594,055)            (730,671)
                 Prepaid expenses and other assets                                     (293,052)            (175,710)
                 Income taxes receivable                                             (1,963,188)             157,955
                 Accounts payable and accrued expenses                                  562,730             (317,706)
                 Accrued income taxes                                                      --               (108,648)
                 Other liabilities                                                       (7,073)              (7,100)
                                                                                   ------------         ------------
                     Net cash provided by (used in) continuing operations            (1,068,133)          11,505,374
                                                                                   ------------         ------------
                     Net cash provided by (used in) discontinued operations              96,335           (5,293,953)
                                                                                   ------------         ------------
                     Net cash provided by (used in) operating activities               (971,798)           6,211,421
                                                                                   ------------         ------------
Cash flows from investing activities:
     Purchase of property, plant, and equipment                                      (4,745,100)          (7,128,764)
     Redemption of investment securities                                              5,471,541           11,399,209
     Distribution from CRPB Investors, L.L.C                                            178,649                 --
     Investment in CRPB Investors, L.L.C                                                   --                 47,656
     Purchase of Upsys-Cerprobe, L.L.C                                                     --               (376,366)
     Purchase of Cerprobe Europe S.A.S., net of cash acquired                              --             (3,230,230)
     Proceeds from sale of equipment                                                     11,487                 --
                                                                                   ------------         ------------
                     Net cash provided by investing activities                          916,577              711,505
                                                                                   ------------         ------------
Cash flows from financing activities:
     Issuance of notes payable                                                        3,000,000            1,661,310
     Payments on notes payable                                                       (1,414,546)            (701,247)
     Issuance of notes receivable                                                      (841,465)                --
     Expenses from issuance of common stock                                                --               (245,093)
     Purchase of treasury stock                                                            --             (4,781,107)
     Net proceeds from employee stock purchase plan                                     177,674              238,164
     Net proceeds from exercise of stock options                                      1,398,665              184,763
                                                                                   ------------         ------------
                     Net cash provided by (used in) financing activities              2,320,328           (3,643,210)
                                                                                   ------------         ------------
Effect of exchange rates on cash                                                       (143,659)            (147,228)
                                                                                   ------------         ------------
Net increase in cash                                                                  2,121,448            3,132,488
Cash, beginning of period                                                             4,753,696            2,715,490
                                                                                   ------------         ------------
Cash, end of period                                                                $  6,875,144         $  5,847,978
                                                                                   ============         ============

                      CERPROBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         -----------        -----------
Supplemental disclosures of cash flow information from continuing operations:
     Interest paid                                                                       $   309,268        $   182,133
                                                                                         ===========        ===========
     Income taxes paid                                                                   $   371,619        $ 2,049,282
                                                                                         ===========        ===========
Supplemental disclosures of non-cash investing activities:
     The Company made acquisitions for $3.6 million in the nine months ended
         September 30, 1998
         The purchase prices were allocated to the assets acquired and liabilities assumed based on their fair values as indicated in the notes to the consolidated financial statements. A summary of the acquisitions is as follows:
     Purchase price                                                                      $      --          $ 3,626,366
     Less cash acquired                                                                         --              (19,770)
     Common stock issued                                                                        --                 --

                                                                                         -----------        -----------
         Cash invested                                                                   $      --          $ 3,606,596
                                                                                         ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)    BASIS OF PREPARATION

       The accompanying condensed consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated financial statements at such date.

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

       PRINCIPLES OF CONSOLIDATION

       The condensed consolidated financial statements include the accounts of Cerprobe Corporation and its subsidiaries: Cerprobe Interconnect Solutions, Inc. ("CIS"), SVTR, Inc. ("SVTR"), Cerprobe Europe Limited, Cerprobe Europe S.A.S., Cerprobe Asia Holdings Pte Ltd, and Cerprobe Japan Co., Ltd. All significant intercompany transactions have been eliminated in consolidation.

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

       In September 1998, the Company acquired France-based Cerprobe Europe S.A.S. The Company designs, manufactures, and distributes probe cards at its manufacturing plant near Marseilles.

       In March 1999, the Company formed Cerprobe Japan Co., Ltd. to operate a sales and distribution facility in Yokohama, Japan.

(2)    COMMITMENTS AND CONTINGENCIES

       In October 1998, the Company filed an action against the former President, Director, and shareholders of Silicon Valley Test & Repair, Inc. (renamed SVTR, Inc.), which was acquired by the Company, in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company seeks to recover this stock through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants filed a motion to dismiss the amended complaint, which was denied. At present the parties are engaging in discovery. It is not anticipated that the suit will have a material adverse impact on the Company's financial condition or results of operations.

       In April 1999, the Company received a Notice Letter from the United States Environmental Protection Agency ("EPA") indicating that the EPA considered the Company to be potentially responsible for costs associated with the remediation of the Indian Bend Wash Superfund Site ("Superfund Site") in Tempe, Arizona. The EPA claimed that such liability arose out of the Company's operations at its former facility located at 600 S. Rockford Drive, Tempe, Arizona. The Company had been named with four other potentially responsible parties. In May 1999, the Company was informed by the EPA that it had decided not to pursue the Company for clean-up costs at this time. There is no guarantee the EPA will not change its position.

       The Company is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these actions would not have a material adverse effect on the Company.

 (3)   COMPREHENSIVE INCOME

       Comprehensive income encompasses net income (loss) and "other comprehensive income (loss)", which includes all other non-owner transactions and events which change stockholders' equity. The Company recognized comprehensive loss for the nine months ended September 30, 1999 and 1998 as follows:

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                          1999                 1998
                                                       -----------         -----------
       Net loss                                        $(2,392,070)        $  (744,994)
       Other comprehensive loss, net of tax:
             Foreign currency translation
                   adjustment                             (209,767)            (17,489)
             Tax benefit from foreign currency
                   translation                              83,907               6,996
                                                       -----------         -----------
                   Net other comprehensive loss           (125,860)            (10,493)
                                                       -----------         -----------
       Comprehensive loss                              $(2,517,930)        $  (755,487)
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

       SVTR has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Net sales, related losses, and income taxes associated with the discontinued operations are as follows:

                                        Nine Months Ended September 30,
                                        -------------------------------
                                            1999                1998
                                        -----------         -----------
       Net sales                        $      --           $ 3,070,479
                                        -----------         -----------

       Loss from operations             $    (8,869)        $(3,204,095)
       Income tax benefit                     3,547           1,281,638
                                        -----------         -----------
       Loss from operations, net        $    (5,322)        $(1,922,457)
                                        ===========         ===========

       Loss on disposal                                     $(6,346,233)
       Income tax benefit                                     2,538,493
                                                            ===========
       Loss on disposal, net                                $(3,807,740)
                                                            ===========

       The effective tax rate used in calculating the income tax benefit from discontinued operations is approximately the same as the Company's effective tax rate for continuing operations.

       The net assets (liabilities) of SVTR, as reclassified in the accompanying consolidated balance sheets, include the following:

                               September 30, 1999   December 31, 1998
                                  -----------         -----------
       Current assets             $   854,383         $ 3,445,737
       Other assets                    63,011              46,865
       Current liabilities         (1,337,878)         (1,990,852)
       Long-term debt                  (8,375)            (19,847)
                                  -----------         -----------
                                  $  (428,859)        $ 1,481,903
                                  ===========         ===========

(5)    RELATED PARTY TRANSACTIONS

       In August 1999, the Company and certain of its Directors and Officers entered into Secured Promissory Notes and Stock Pledge Agreements, which totaled $841,465. The purpose of the loans was to exercise stock options scheduled to expire. Interest on the notes is at 6% per annum with note maturities in August 2002. The notes are fully recourse to the borrowers and are also collateralized by Cerprobe Corporation Common Stock.



(6)    SEGMENT INFORMATION

       The Company operates principally in one industry segment: the design, development, manufacture, and market of semiconductor integrated circuit test products and services. The Company's principal customers are North American, European, and Asian semiconductor manufacturing companies.

       Two of the Company's customers exceeded 10% of net sales. The first customer accounted for 15.5% and 18.3% of net sales for the nine months ended September 30, 1999 and 1998, respectively. The accounts receivable from that customer were $893,638 and $1,112,152 at

       September 30, 1999 and 1998, respectively. The second customer accounted for 12.1% and 11.6% of net sales for the nine months ended September 30, 1999 and 1998, respectively, with accounts receivable of $169,771 and $31,622 at September 30, 1999 and 1998, respectively.

       International sales represented 21.7% and 18.5% of the Company's net sales for the nine months ended September 30, 1999 and 1998, respectively.

       The following is a summary of the Company's geographic operations for the nine months ended September 30:

                                    NORTH AMERICA       EUROPE & ASIA      ELIMINATIONS       CONSOLIDATED
                                     -----------        -----------        -----------        -----------
       1999
       Customer sales                $34,948,903        $ 9,691,764        $      --           $44,640,667
       Intercompany sales                362,944          2,093,333         (2,456,277)               --
                                     -----------        -----------        -----------         -----------
                  Total sales        $35,311,847        $11,785,097        $(2,456,277)        $44,640,667
                                     ===========        ===========        ===========         ===========
       Long-lived assets             $30,232,886        $ 3,644,668        $(6,199,326)        $27,678,228
                                     ===========        ===========        ===========         ===========

       1998
       Customer sales                $51,606,927        $ 9,592,177        $      --           $61,199,104
       Intercompany sales                392,403          2,329,829         (2,722,232)               --
                                     -----------        -----------        -----------         -----------
                  Total sales        $51,999,330        $11,922,006        $(2,722,232)        $61,199,104
                                     ===========        ===========        ===========         ===========
       Long-lived assets             $25,187,992        $ 3,995,069        $(6,101,651)        $23,081,410
                                     ===========        ===========        ===========         ===========

(7)    SUBSEQUENT EVENT

       In October 1999, the Company entered into a $1,500,000 lease line of credit agreement, which matures on February 29, 2000, with Banc One Arizona Leasing Corporation. The maximum term for each lease schedule may not exceed 60 months. Pricing is indexed to the Bank's internal cost of funds. Advances are collateralized by the underlying leased manufacturing equipment, furniture, and fixtures.

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

     The Company has historically grown from worldwide market share gains and strategic acquisitions. Net sales increased from $14.3 million for 1994 to $76.2 million for 1998, representing an average annualized growth rate of approximately 52%. Similarly, the Company's net income increased from $1.2 million for 1994 to $6.2 million for 1998 (before a one-time charge for purchased research and development of $1.6 million, resulting in a tax benefit of $627,000 and the loss from discontinued operations of SVTR of $5.7 million, net of taxes, which together reduced net income by $6.7 million). Until 1995, substantially all of the Company's growth was from its existing probe card product line.

     Beginning with the April 1995 acquisition of Fresh Test Technology Corporation ("Fresh Test"), acquisitions, joint ventures, and technology licensing have contributed to the Company's growth. Fresh Test expanded the Company's product line to include ATE interface assemblies. The Company acquired Cerprobe Interconnect Solutions ("CIS") in December 1996, which enabled the Company to offer ATE test boards. In May 1997, the Company established an international joint development agreement with Mitsubishi Materials Corporation to develop next generation probe card products based upon the Company's proprietary P4(TM) technology. In September 1998, the Company acquired France-based Cerprobe Europe S.A.S. which expanded the Company's presence in the European market. In November 1998, the Company acquired an exclusive license to design, manufacture, and distribute Vertical integrated Probe (ViProbe(R)) products worldwide, except Europe.

     The Company participates in the semiconductor industry, which is characterized as cyclical, with capacity boom cycles followed by bust cycles that lead to significantly reduced demand for products and substantial pricing pressures throughout the supply chain. From 1996 through 1998, the semiconductor industry has been in the worst recession in its history.

The IC test segment of the semiconductor industry generally lags the cycle by six months or more. Because of this lag and market share gains by the Company, its business was not significantly impacted by the recession until the second quarter of 1998. During 1998, certain customers of the Company began processing a portion of their ICs in a manner that required vertical probing products that were not manufactured by the Company. This exacerbated the already difficult business conditions the Company was experiencing and the Company reported a loss from continuing operations before income taxes of $2.5 million in the second quarter of 1999. This was the first such quarterly loss by the Company (excluding acquisition related costs) in 29 consecutive quarters. In the third quarter of 1999, the Company began to experience some positive signs of a gradual recovery. Sales for the third quarter were $14.9 million, a 6% increase over the second quarter of 1999. The net loss for the third quarter of 1999 was $781,000 less than the net loss for the second quarter of 1999 or a 47% improvement. The Company's order backlog was $8.2 million, the highest level since mid-1998.

Additionally, the Company's newly licensed ViProbe(R), (a vertical probing product) is currently being evaluated by several of the Company's customers, and it is progressing on schedule to begin ramping to volume production during the first quarter of next year.

The Company believes that it is positioned to recover from the recent downturn as a result of its strength in designing, producing, and delivering, on a timely and cost-efficient basis, a broad range of custom or customized, high quality test products and services for semiconductor manufacturers in North America, Europe, and Asia. The Company maintains regional full service facilities in Arizona, California, and Texas as well as sales offices in Colorado, Florida, Massachusetts, and Oregon to service the U.S. market for its products and services. The Company continues to expand into international markets, including Europe and Asia. The Company maintains full service facilities in France and Scotland and a sales office in Germany to serve the European market. The Company also maintains full service facilities in Taiwan and Singapore to serve the Southeast Asian market, and a sales and distribution facility in Japan. Each of the Company's facilities is located in proximity to semiconductor manufacturing centers.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

     Net Sales. Net sales for the three months ended September 30, 1999 were $14.9 million, a decrease of 25.7% over net sales of $20.1 million for the three months ended September 30, 1998. The decrease was primarily a result of effects of the semiconductor industry's downturn, including reduced unit production, pricing pressures, and excess probe card capacity. Additionally, some of the Company's customers have begun using vertical probing products to test some of their more complex ICs and to test memory ICs in parallel. The Company's ViProbe(R) (vertical probing product) is currently not in production. However, ViProbe(R) is being evaluated by several of the Company's customers and it is progressing on schedule to begin ramping to volume production during the first quarter of next year. In addition, the Company's P4(TM) product is positioned to address emerging requirements for fine pitch and high frequency probing.

     Gross Profit. The gross profit for the three months ended September 30, 1999 was $5.2 million, a decrease of 39.6% from the gross profit of $8.6 million for the three months ended September 30, 1998. The decrease in gross profit is primarily a result of reduced sales. Gross margin decreased from 42.7% of net sales in the three months ended September 30, 1998 to 34.8% in 1999. The decrease in gross margin is a result of the Company's production infrastructure capable of higher production run rates, resulting in over capacity and under-absorption of overhead and efforts to increase or at least maintain market share resulting in aggressive pricing, particularly to the Company's largest customers.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $5.1 million, or 34.0% of net sales, for the three months ended September 30, 1999, compared to $4.7 million, or 23.4% of net sales, for the three months ended September 30, 1998. This represents an increase of $358,505, or 7.6%, primarily from increases in depreciation related to the Company's Enterprise Resource Planning ("ERP") system and start-up costs associated with the Company's new facility in Japan.

     Engineering and Product Development. Engineering and product development expenses were $1.2 million or 7.9% of net sales, for the three months ended September 30, 1999, an increase of 24.1% over $955,978, or 4.8% of net sales, for the three months ended September 30, 1998. The Company has added substantial resources to its product development team to address emerging and next generation probing requirements for grid array, multi-chip testing, very high frequency ICs, and those that have pad pitch architecture of less than 60 microns.

     Interest Income. Interest income was $192,831 for the three months ended September 30, 1999, compared to $328,161 for the three months ended September 30, 1998. This decrease is attributable to the investment of a lower average cash balance.

     Minority Interest. The minority interest share of income of $84,978 for the three months ended September 30, 1999 and $86,147 for the three months ended September 30, 1998 represented the Company's joint venture partners' share of income from the Company's Asian operations (40%).

     Income Taxes. Income taxes decreased to a benefit of $269,310, which represented an effective tax benefit rate of 23.5% for the three months ended September 30, 1999, as compared to an expense of $720,613, which represented an effective tax rate of 41.0% for the three months ended September 30, 1998.

     Discontinued Operations. The Company recorded $4.6 million in losses net of income taxes from discontinued operations from the disposal of its wafer prober refurbishing and upgrading subsidiary, SVTR, Inc. for the three months ended September 30, 1998. The Company disposed of the operations of SVTR through the sale of equipment, inventory, and technology in March 1999.

     Net Loss. Net loss for the three months ended September 30, 1999 was $878,138 or (5.9)% of sales, compared to the net loss of $3.6 million or (17.7)% of sales for the three months ended September 30, 1998. Prior to acquisition costs and discontinued operations, net income for the three months ended September 30, 1998 was $2.0 million. The net loss was primarily caused by the quarter's lower gross profit coupled with the Company's increased engineering and development expenses. The Company has maintained its operating cost structure during the down cycle in its business because it believes that its global infrastructure will be an important competitive advantage as the industry recovers.

Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998.

     Net Sales. Net sales for the nine months ended September 30, 1999 were $44.6 million, a decrease of 27.1% over net sales of $61.2 million for the nine months ended September 30, 1998. The decrease was primarily a result of effects of the semiconductor industry's downturn, including reduced unit production, pricing pressures, and excess probe card capacity. Additionally, some of the Company's customers have begun using vertical probing products to test some of their more complex ICs and to test memory ICs in parallel. The Company's ViProbe(R) (vertical probing product) is currently not in production. However, ViProbe(R) is being evaluated by several of the Company's customers and it is progressing on schedule to begin ramping to volume production during the first quarter of next year. In addition, the Company's P4(TM) product is positioned to address emerging requirements for fine pitch and high frequency probing.

     Gross Profit. Gross profit for the nine months ended September 30, 1999 was $15.0 million, a decrease of 41.7% of net sales from the gross profit of $25.7 million for the same period in 1998. Gross margin decreased to 33.6% of sales for the nine months ended September 30, 1999, from 42.0% for the same period of 1998. The decrease in gross margin primarily resulted from the Company's production infrastructure capable of higher production run rates, resulting in over capacity and under-absorption of overhead and efforts to increase or at least maintain market share resulting in aggressive pricing, particularly to the Company's largest customers.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $15.0 million, or 33.7% of net sales, for the nine months ended September 30, 1999, as compared to $14.4 million, or 23.5% of net sales, for the same period of 1998. This represents an increase of $668,644 or 4.7% primarily from increases in depreciation related to the Company's Enterprise Resource Planning ("ERP") system and start-up costs associated with the Company's new facility in Japan.

     Engineering and Product Development. Engineering and product development expenses were $3.2 million for the nine months ended September 30, 1999, an increase of 41.1% over $2.3 million for the same period of 1998. The Company has added substantial resources to its product development team to address emerging and next generation probing requirements for gird array, multi-chip testing, very high frequency ICs, and those that have pad pitch architectures of less than 60 microns.

     Interest Income. Interest income was $623,670 for the nine months ended September 30, 1999, as compared to $1.1 million for the same period in 1998. The decrease is attributable to the investment of a lower average cash balance.

     Minority Interest. The minority interest share of income of $273,494 for the nine months ended September 30, 1999 and $111,540 for the nine months ended September 30, 1998, represented the Company's joint venture partners' share of the income from the Company's Asian operations (40.0%) and the Upsys Joint Venture which has been terminated.

     Income Taxes. Income tax benefit was $944,480, which represented an effective tax benefit rate of 28.4% for the nine months ended September 30, 1999, as compared to income taxes for the nine months ended September 30, 1998 of $3.5 million, which represented an effective tax rate of 41.4%.

     Discontinued operations. The Company recorded $5,322 and $5.7 million in losses net of taxes from discontinued operations from the disposal of its wafer prober refurbishing and upgrading subsidiary, SVTR, Inc. for the nine months ended September 30, 1999 and 1998, respectively. The Company disposed of the operations of SVTR, Inc. through the sale of equipment, inventory, and technology in March 1999.

     Net Loss. Net loss for the nine months ended September 30, 1999, was $2.4 million or (5.4)% of sales compared to net loss of $744,994 or (1.2)% of sales for the same period of 1998. The net loss was primarily caused by the quarter's lower gross profit coupled with the Company's increased engineering and development expenses. The Company has maintained its operating cost structure during the down cycle in its business because it believes that its global infrastructure will be an important competitive advantage as the industry recovers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital requirements primarily through cash flows from operations, equipment lease financing arrangements, and sales of equity securities. At September 30, 1999, cash and short-term investment securities were $15.7 million compared to $19.1 million at December 31, 1998.

     The Company used $1.1 million of cash to support its operating activities for the nine months ended September 30, 1999. Accounts receivable increased by $170,435, net of allowance, or 1.9%, to $9.1 million at September 30, 1999 compared to the balance at December 31, 1998. Inventories increased $1.4 million, net of reserve, or 26.7%, over December 31, 1998, to $6.7 million at September 30, 1999. Income taxes receivable increased $3.8 million, or 527.7%, at September 30, 1999 over December 31, 1998. Approximately $1.7 million of the increase was due to the current recognition of previously recorded deferred losses associated with the sale of equipment and inventory from discontinued operations of SVTR. The remaining amount was a result of losses from current operations. Accounts payable and accrued expenses increased $562,730, or 10.0%, to $6.2 million at September 30, 1999.

     Working capital decreased $1.1 million, or 3.6%, to $29.4 million at September 30, 1999. The current ratio decreased from 5.8 at December 31, 1998, to 4.6, at September 30, 1999. This decrease was due primarily to the increase in current portion long-term obligations from financing the Company's recently implemented Oracle based ERP system and the use of cash for operating activities.

     Cerprobe increased its investment in property, plant, and equipment during the nine months ended September 30, 1999 by $602,590, or 2.7%, to $23.3 million. This increase was primarily attributable to facilitizing of the Company's new manufacturing space for interface products and for new probe card products expected to be ramped into production during the year 2000, and additional costs associated with the Company's recently implemented Oracle based ERP system. These capital expenditures were funded primarily with cash.

     Cerprobe believes that its working capital and anticipated cash flows from operations will provide adequate sources to fund operations for at least the next 12 months. The Company anticipates that any additional cash requirements for operations or capital expenditures will be financed through cash flows from operations, by borrowing from the Company's primary lender, by lease financing arrangements, or by sales of equity securities. There can be no assurance that any such financing will be available on acceptable terms and that any additional equity financing, if available, would not result in additional dilution to existing investors.

YEAR 2000 COSTS

     The Company is in the process of performing a comprehensive review of its Year 2000 issues and has completed its review of internal systems (information technology ("IT") and non-IT). Most of the Company's application software programs have been replaced with Oracle applications which are Year 2000 compliant. The Oracle based ERP System , including software, hardware, and implementation, was approximately $3.5 million. The Company estimates the status of progress on these internal systems as of September 30, 1999 was as follows:

         IT Systems              100%
         Non-IT Systems           95%

     The Company presently believes that with modifications and updates to existing software and the recent implementation of the Oracle applications, the Year 2000 problem will not pose significant operational problems for the Company's internal systems. The Company also believes that additional remediation costs to become Year 2000 compliant are not material.

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

     Changes in the Company's supplier prices did not have a significant impact on cost of sales during the third quarter of 1999 or for the same period in 1998.

     As a result of the Company's facilities in Europe and Asia, the Company's foreign transactions may be denominated in currencies other than the U.S. dollar. Such transactions may expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. The Company monitors its foreign currency exposure and from time to time enters hedging transactions to manage this exposure. There can be no assurance that fluctuations in the currency exchange rate in the future will not have an adverse impact on the Company's foreign operations.

     In addition, the Company may purchase a substantial portion of its raw materials and equipment from foreign suppliers and will incur labor costs in a foreign currency. The foreign manufacture and sale of products and the purchase of raw material and equipment from foreign suppliers may be adversely affected by political and economic conditions abroad. Protective trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect the Company's ability to manufacture or sell its products in foreign markets and purchase materials or equipment from foreign suppliers. In countries in which the Company conducts business in local currency, currency exchange rate fluctuations could adversely affect the Company's net sales or costs.


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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Statements in this section regarding the Company's prospects for growth, adequacy of sources of capital, and business out look are forward-looking statements. Words such as "believes," "expects," "anticipates," "intends," "may," "estimates," "should," "will likely," and similar expressions are intended to identify such forward-looking statements. Actual results, however, could differ materially from those anticipated for a number of reasons, including product demand and development, ability to maintain customer diversity and relationships, technological advances, impact of competitive products and pricing, growth in targeted markets and other factors identified under "Special Considerations" of the Company's 1998 Form 10-K which has been filed with the Securities and Exchange Commission. Additional risk factors are identified from time to time in the Company's financial press releases. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no change since the Form 10-K for the year ended December 31, 1998, see Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

  Item 1          Legal Proceedings

                  In October 1998, the Company filed an action against the former President, Director, and shareholders of Silicon Valley Test & Repair, Inc. (renamed SVTR, Inc.), which was acquired by the Company, in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company seeks to recover this stock through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants filed a motion to dismiss the amended complaint, which was denied. At present the parties are engaging in discovery. It is not anticipated that the suit will have a material adverse impact on the Company's financial condition or results of operations.

                  In April 1999, the Company received a Notice Letter from the United States Environmental Protection Agency ("EPA") indicating that the EPA considered the Company to be potentially responsible for costs associated with the remediation of the Indian Bend Wash Superfund Site ("Superfund Site") in Tempe, Arizona. The EPA claimed that such liability arose out of the Company's operations at its former facility located at 600 S. Rockford Drive, Tempe, Arizona. The Company had been named with four other potentially responsible parties. In May 1999, the Company was informed by the EPA that it had decided not to pursue the Company for clean-up costs at this time. There is no guarantee the EPA will not change its position.

Item 6            Exhibits and Reports on Form 8-K

                  a.       Exhibits

                           10(ppp) Form of Secured Promissory Note and Stock Pledge Agreement entered into on August 16, 1999 between Cerprobe Corporation as Lender and Pledgee and each of the following as Borrower and Pledgor: Kenneth W. Miller ($115,000), Donald Walter ($86,250), C. Zane
                                    Close ($345,000), and Michael Bonham
                                    ($287,500).

                           11       Computation of Net Income Per Share.

                           27.1     Financial Data Schedule - September 30, 1999

                           27.2     Financial Data Schedule - September 30, 1998

                  b.       Reports on Form 8-K

                      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigning thereunto duly authorized.


                                     CERPROBE CORPORATION



                                     /s/ Randal L. Buness
                                         Randal L. Buness
                                         Senior Vice President -
                                         Chief Financial Officer



November 12, 1999

                                 EXHIBIT INDEX

                           10(ppp)  Form of Secured Promissory Note and Stock
                                    Pledge Agreement entered into on August 16,
                                    1999 between Cerprobe Corporation as Lender and Pledgee and each of the following as Borrower and Pledgor: Kenneth W. Miller
                                    ($115,000), Donald Walter ($86,250), C. Zane
                                    Close ($345,000), and Michael Bonham
                                    ($287,500).

                           11       Computation of Net Income Per Share.

                           27.1     Financial Data Schedule - September 30, 1999

                           27.2     Financial Data Schedule - September 30, 1998