Form 10-K405
period 1999-12-31
CERPROBE CORP
filed 2000-03-30
CIK 725259

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-11370

                              CERPROBE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                  86-0312814
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

  1150 NORTH FIESTA BOULEVARD, GILBERT,                      85233
                  ARIZONA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 (480) 333-1500
                 (ISSUER TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.05 PER SHARE
                        PREFERRED SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 27, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on The Nasdaq National Market(R), was $125,824,547. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     As of March 27, 2000, there were 9,423,052 shares of the registrant's common stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CERPROBE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                     PART I

                                                                          PAGE
                                                                          ----
Item 1.   Business....................................................       1
Item 2.   Properties..................................................      18
Item 3.   Legal Proceedings...........................................      18
Item 4.   Submission of Matters to a Vote of Security Holders.........      19

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................      19
Item 6.   Selected Consolidated Financial Data........................      19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      21
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................      29
Item 8.   Financial Statements and Supplementary Data.................      29
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      29

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........      30
Item 11.  Executive Compensation......................................      31
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      34
Item 13.  Certain Relationships and Related Transactions..............      36

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................      37
Signatures............................................................      42
Financial Statements..................................................     F-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION AND GENERAL DEVELOPMENT OF BUSINESS

     Cerprobe Corporation ("Cerprobe" or the "Company") offers comprehensive solutions for semiconductor test interconnect and is a leading manufacturer of probe cards, automatic test equipment ("ATE") interface assemblies, ATE test boards, and test sockets/contactors. The Company believes it is the only company that designs, manufactures, and assembles each of the electromechanical components that assure the integrity of the electrical test signal that passes from the ATE to the integrated circuit ("IC") device under test ("DUT"). The Company's products address critical functions to assure IC quality, reduce manufacturing costs, improve the accuracy of manufacturing yield data, and identify repairable memory ICs.

     The Company has grown its business and expanded its product lines through internal product development, strategic acquisitions, joint development/ventures, and licensing of technologies. In 1990, the foundation for the growth of the Company's core probe card business was the development of the Company's CerCard(TM) technology. In April 1995, the Company acquired Fresh Test Technology Corporation ("Fresh Test"), which enabled the Company to expand its product line to include ATE interface assemblies. In December 1996, the Company acquired Cerprobe Interconnect Solutions, Inc. ("CIS"), formerly CompuRoute, Inc., which enabled the Company to offer ATE test boards, the Company's first packaged IC testing product. In May 1997, the Company established a joint development agreement with Japan-based Mitsubishi Materials Corporation. This joint development has resulted in the development of the Company's first next generation probe card based upon the Company's proprietary P4(TM) (Photolithographic Pattern Plated Probe) technology. In September 1998, the Company acquired France-based Cerprobe Europe S.A.S., formerly SemiConducteur Services, S.A., a probe card company, which enabled the Company to further expand in and service the European market. Additionally, in November 1998, the Company signed an agreement with Feinmetall GmbH, a German contact technology company, which provided the Company with an exclusive license to design, manufacture, and distribute Vertical integrated Probe (ViProbe(R)) products worldwide, except Europe. Finally, in December 1999, the Company acquired OZ Technologies, Inc. ("OZ"), which enabled the Company to offer test sockets, test contactors, and test boards used for testing packaged ICs.

     The Company maintains regional full service facilities in Arizona, California, and Texas as well as sales offices in Colorado, Florida, Massachusetts, and Oregon to serve the U.S. market for its products and services. The Company maintains full service facilities in Scotland and France and a sales office in Germany to serve the European market. The Company also maintains full service facilities in Singapore and Taiwan, as well as sales offices in Japan and Malaysia, to serve the Asian market. Each of the Company's facilities is located in proximity to major semiconductor manufacturing centers. The Company's focus on high quality products and innovative technologies has enabled it to establish strong relationships with leading worldwide semiconductor manufacturers. In 1999, the Company's top five customers were Intel Corporation, Texas Instruments, Motorola Inc., IBM Corporation, and LSI Logic Corporation.

     The Company believes it is a leading provider of high quality semiconductor testing products and services. The Company's goal is to enhance its leadership position and increase its domestic and international market share. The Company's strategy to achieve its goal includes the following key elements:

     - Provide comprehensive solutions for semiconductor test integration

     - Maintain strong customer relationships

     - Expand global presence

     - Focus on technological innovation

     - Provide quality products and services

     The Company was incorporated in California in 1976 and reincorporated in Delaware in 1987. The Company maintains its principal executive offices at 1150 North Fiesta Boulevard, Gilbert, Arizona 85233 and its telephone number is (480) 333-1500. Unless the context indicates otherwise, all references to "Cerprobe" or the "Company" refer to Cerprobe Corporation and its subsidiaries.

INDUSTRY OVERVIEW

     The semiconductor industry is characterized as cyclical, with capacity boom cycles followed by bust cycles that create tremendous pricing pressures. Despite these cycles, the IC market has generally been a high volume, high growth commodity market characterized by rapid technological change. According to independent semiconductor market research, worldwide production of ICs increased from approximately 41 billion units in 1995 to nearly 60 billion units in 1999. Presently the industry is in a recovery period after a severe downturn driven by excess capacity, pricing pressures, and the economic crisis in Asia.

     Growing demand for ICs has driven the increased demand for semiconductor testing products, such as probe cards, ATE interface assemblies, ATE test boards, and package test sockets/contactors. Because probe cards, test sockets/contactors, and to a lesser extent ATE test boards, are consumable products rather than capital equipment, the historically rapid unit growth of ICs and new IC designs have in particular fueled the demand for probe cards, test sockets/contactors, and ATE test boards. VLSI Research Inc. ("VLSI"), an independent semiconductor market research company, estimates the worldwide market for probe cards in 2000 to be approximately $366 million. The Company estimates that the market for ATE test boards is approximately $300 million. Fleck Research, an independent connector research company, estimates the worldwide market for test sockets/contactors in 2000 to be approximately $600 million. Based upon VLSI and other industry data on projected sales of new material handling equipment (wafer probers/handlers), the Company estimates the market for ATE interface assemblies to be $150 million.

     In addition to the historically rapid unit growth in ICs, technological advances in ICs have also fueled the increased demand for semiconductor testing products. IC technology is changing rapidly due to constantly increasing demand for greater functionality and higher processing speeds. Advances in IC design and process technologies have enabled manufacturers to meet these demands by producing ICs with shrinking geometries and ever greater circuit densities, higher pin counts, more varied configurations, and increased complexity. The intense competition among semiconductor manufacturers to be first to market with a new IC and gain a competitive edge has caused design and production cycles to continue to shrink. As a result of the increased complexity of ICs and shorter product life cycles, demand for sophisticated test interconnect products that can be produced in short lead times has increased.

     These trends in the IC market have caused corresponding trends in the probe card, ATE interface assembly, ATE test board, and test sockets/contactors markets. IC manufacturers are placing added emphasis on greater test accuracy, testing at higher speeds, testing multiple ICs simultaneously, and quicker turnaround times for testing products. As IC technology has become increasingly sophisticated and complex, it has become more difficult for IC manufacturers to maintain the necessary technology, expertise, personnel, and equipment to design and produce internally all of the various components required to carry the electrical signal between the ATE tester and the DUT. The Company believes competitive market conditions have led manufacturers to rely increasingly on outsourcing to reduce their own investment in the personnel, equipment, and facilities necessary for the specialized design and manufacturing of testing products in order to concentrate on the design, production, and distribution of their core IC products.

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

  Wafer Probing

     Most semiconductor manufacturers test ICs in wafer form by probing each individual IC to determine whether it meets design specifications. Probing involves establishing temporary electrical contact between the ATE and the DUT. The ATE transmits electrical signals to the ICs and analyzes the signals upon their return. The testing of ICs in wafer form is important to avoid incurring the significant expense of assembling and packaging ICs that do not meet specifications. The principal components of a wafer probing system include:

     - The ATE, which is capital equipment that transmits the electrical signals to the IC and evaluates the signals upon their return

     - The ATE test board, a complex, multilayer printed circuit board ("PCB") that is mounted directly to the ATE and transfers the test signals between the ATE and the spring contact tower of the ATE interface assembly

     - An ATE interface assembly, typically consisting of a spring contact tower, lock ring, and insert ring, that mechanically connects the ATE with the wafer prober and carries the electrical signals between the ATE and the probe card attached to the wafer prober

     - A probe card, which consists of a complex, multilayer PCB and numerous probes positioned to "touch down" on or make electrical contact with metallized test pads on the IC

     - A wafer prober, which is capital equipment that moves the wafers into position enabling the probe card probes to touch down on the test pads

     During the probing process, the wafer prober successively positions each IC on a wafer so that the pads on the IC align and make contact with the probes on a probe card. The ATE transmits electrical signals through the ATE interface assembly to the probe card. The ATE evaluates the return signals from the probe card to determine whether each IC meets design specifications. Depending on the complexity of the DUT, the testing of a single IC, during wafer probe, can last from a few milliseconds to over a minute.

  Package (Final) Testing

     ICs that pass the initial testing at the wafer level are separated from the wafer and bonded onto plastic, ceramic, or other packages with extended leads or solder bumps. The packaged IC must then be tested to validate design and performance specifications. Package testing establishes temporary electrical contact between the ATE and the DUT. The ATE transmits electrical signals to the ICs and analyzes the signals upon their return. The testing of packaged ICs is important to avoid shipping ICs that have incurred assembly and handling defects or do not meet the performance requirements of the application. The principal components of a package IC test system include:

     - The ATE, which is capital equipment that transmits the electrical signals to the IC and evaluates the signals upon their return

     - The ATE test board, a PCB that is mounted directly to the ATE and transfers the test signals between the ATE and the test socket/contactor

     - A test socket/contactor, which consists of numerous micro spring contacts positioned to touch down or make electrical contact with the test pads on the packaged IC

     - A handler, which is capital equipment that successively positions each IC into a test socket/contactor enabling the temporary electrical connection

THE COMPANY'S STRATEGY

     The Company believes it is a leading provider of high quality semiconductor testing products and services. The Company's goal is to enhance its leadership position and increase its domestic and international market share. The Company's strategy to achieve its goal includes the following key elements:

     - Provide Comprehensive Solutions for Semiconductor Test Integration. The Company is focused on providing its worldwide customers with comprehensive solutions for semiconductor test integration, consisting of each of the electromechanical components necessary to assure the integrity of the electrical test signal. Historically, each component of the testing system has been supplied by different vendors. The Company believes IC manufacturers increasingly are seeking a single source provider capable of supplying comprehensive and integrated solutions for the components necessary to assure a clean test signal. The Company believes it is the only company that designs, manufactures, and assembles each of the components in the critical test signal path. The Company intends to capitalize on its market position and technical expertise by broadening existing product lines through internally developed products and as appropriate through acquisitions, joint ventures, and technology financing agreements.

     - Maintain Strong Customer Relationships. The Company intends to continue to maintain its long standing relationships with its broad customer base, which includes leading semiconductor manufacturers such as Intel Corporation, Texas Instruments, Motorola Inc., IBM Corporation, and LSI Logic Corporation, as well as with emerging companies. Engineering, sales, and management personnel collaborate closely with customer counterparts to determine customer needs and specifications and custom design specific testing solutions. The Company has accumulated substantial design expertise through these collaborations and believes this expertise, along with its in-house staff of 155 engineers and designers, provides it with a competitive advantage in meeting customer requirements for increasingly sophisticated testing products. To help meet the demanding service needs of the semiconductor manufacturing industry, all of the Company's facilities are located in proximity to semiconductor manufacturing centers in the United States, Europe, and Asia.

     - Expand Global Presence. The Company believes that the international market for its products is at least as large as the domestic market. The Company intends to continue its expansion into international markets, including Europe and Asia. To date, the Company's international expansion includes the establishment of full service facilities in Scotland, France, Singapore, and Taiwan and sales and service facilities in Japan and Malaysia. In the Company's international operations, it employs managers native to those markets to minimize language and cultural barriers and provide market-specific technical and operational insight.

     - Focus on Technological Innovation. The Company custom designs or customizes its products to manufacturers' particular IC design specifications. Changes in the IC design require changes in the probe card and test socket/contractor, and depending on the design change, in the ATE test board. Consequently, the Company continually develops new designs and product enhancements. The Company collaborates with IC manufacturers and semiconductor equipment manufacturers to anticipate and address technological advances in semiconductor testing and to improve performance of its products. The Company is focusing its engineering and new product development efforts toward producing a variety of high performance custom designed products to test more complex ICs, to test at higher speeds, and to test more ICs in parallel.

     - Provide Quality Products and Services. The Company believes it has developed a reputation as a leader in providing high quality products and services. This high quality level is achieved through a robust, documented, and controlled manufacturing process and the application of sound quality management policies and practices. The Company's use of advanced metrology tools, which ensure precise measurement of all key product parameters, is a cornerstone of its quality management system. The Company believes that its design capabilities, customer focus, and production methods enhance its ability to provide its customers with high quality products and services with quick turnaround times.

PRODUCTS AND SERVICES

     Historically, each component of the IC testing system has been supplied by different vendors. As a result, IC manufacturers frequently have been left with the task of combining separate components from many small vendors into a single integrated testing system. The Company believes IC manufacturers increasingly are seeking a single source provider capable of supplying comprehensive solutions for the components necessary to assure a clean test signal between the testing equipment and the DUT. Through its manufacture of probe cards, ATE interface assemblies, ATE test boards, and test sockets/contactors, the Company is able to be a single source provider for its customers.

  Probe Card Products

     The Company believes it is the leading U.S. producer of probe cards, which constitute the majority of the Company's business. Probe cards accounted for 65%, 72%, and 73% of net sales in 1999, 1998, and 1997, respectively. Probe card sales will continue to grow. However, as a result of the OZ acquisition in December 1999 and related new product and service offerings, the Company's probe card sales likely will become a smaller percentage of net sales in the future.

     The probe card consists of a complex, multilayer (some in excess of 30 layers) PCB and utilizes a number of probes designed to contact (or "probe") separately a series of electrical contact points (or "pads") on the IC in wafer form. At the point of contact with the wafer, each probe is significantly smaller than a human hair. The majority of the Company's probe cards have fewer than 200 probes, although the Company's complex probe cards can have more than 3,000 probes. Because the type and complexity of ICs vary, the number and positioning of the probes and the size of each probe card must be custom designed for the specific IC being tested to ensure proper alignment.

     The testing of a single IC during wafer probe can last from a few milliseconds to over a minute, depending on the complexity of the semiconductor device. Unlike the capital equipment used in the semiconductor manufacturing process, probe cards are considered consumable products. The Company believes the average life of a probe card is approximately three months, which provides for 250,000 to 500,000 touchdowns with each touchdown generally representing the testing of a single IC. However, probe cards for application specific integrated circuits ("ASICs") might be used to test a single batch order of 5,000 ICs and then is discarded. The Company estimates that about one-third of its probe cards become obsolete within six months of being placed into service, primarily as a result of customer initiated design changes. However, damage due to faulty test handling equipment or operator error can render a probe card useless prior to the expiration of its normal life.

     The Company has invested over 20 years in the design of different types of probe card components and the manufacturing processes required to assemble a finished probe card. Because the signals carried by the probe card are complex and vary by customer, the Company manufactures many types of probe cards.

     The Company's probe card products utilize four technologies:

     Epoxy ring technology uses probes that connect directly to a printed circuit board. Probe cards using this type of technology are capable of high frequency, high density probing. The Company introduced its first ceramic based epoxy ring probe card, the CerCard(TM), in October 1990. Sales of ceramic based epoxy ring probe cards generated approximately 58%, 63%, and 61% of the Company's net sales for 1999, 1998, and 1997, respectively. The Company anticipates that these cards will continue to account for a decreasing percentage of its net sales.

     Ceramic blade technology uses a ceramic blade attached to a needle designed to make contact with the IC pads. Probe cards using ceramic blade technology, which was developed and patented by the Company, are capable of low current and low density probing. With optional features, the ceramic blade can be used for high frequency probing.

     Vertical (buckling beam) probe technology uses vertical probes that match the pattern of the pads on the IC being tested. This technology allows for the probing of pads in the center of an IC (area array) and is used generally for high density applications. In November 1998, the Company licensed the ViProbe(R) (Vertical integrated Probe) products from Feinmetall GmbH, a German contact technology company. The ViProbe(R) products address customers' current requirements of probing area array and also testing multiple ICs simultaneously, meeting the needs of memory manufacturers.

     Photolithographic technology is a chemical plating process that uses photo masks to pattern unique flex circuit contact sets used on probe cards. The flex circuit contact sets are attached to probe cards using mechanical leaf springs. The Company has patented its P4(TM) (Photolithographic Pattern Plated Probe) technology for use in several probe card applications. The first application is for probe cards that are capable of fine pitch, ultra high frequency, and high accuracy probe tip placement on the decreasing size of IC test pads. Another application using P4(TM) is a vertical contact product using a C-shaped probe. Its vertical contact set, when fully developed, is expected to enable probing of ultra fine pitches and testing of multiple ICs simultaneously, which is a requirement for the memory market. The Company is jointly developing P4(TM)-based probe cards with Mitsubishi Materials Corporation.

     The Company's probe cards generally range in price from $500 to over $65,000, depending upon the complexity and performance specifications of the probe cards.

  ATE Interface Assemblies

     The Company entered the ATE interface business through the acquisition, in April 1995, of Fresh Test, a company engaged primarily in the design, manufacture, and sale of ATE interface products. An ATE interface assembly securely connects the ATE to the wafer prober or handler and is used to carry signals from the ATE to the DUT. An interface assembly typically consists of custom mechanical docking hardware such as a lock ring and insert ring, as well as two intricate multilayer PCBs connected by either a system of cables or, increasingly, spring-loaded contact pins. Interface assemblies range from small, single board, cable-type interfaces for less complex systems to high speed, high frequency, digital or mixed signal interfaces used in testing more complex ICs. One end of the interface connects to the ATE and the other to either a probe card fixture mounted on a prober or a test socket mounted to a handler for packaged IC testing. In each case, the reliability of the test is highly dependent on maintaining the integrity of the signal between the ATE and the IC being tested.

     Generally, each ATE interface assembly is custom designed or customized for each application. The Company's ATE interface product line transmits a clean electrical test signal from the ATE to the probe card or test socket and carries a return signal back to the ATE after the circuit processes the signal. The Company's ATE interface products are designed to optimize the integrity of return signal data through the reduction of channel crosstalk and the matching of delay times and impedance, thereby increasing the accuracy of the test data. Because the Company's ATE interface assemblies enable the ATE to provide reliable yield data by allowing for clear signal transmission, its interfaces can also be cost saving devices. The Company's interface assemblies feature ease of mechanical installation and facilitate access to the probe card or test socket during testing.

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

     The Company's ATE interface assemblies generally range in price from $5,000 to over $65,000.

  ATE Test Boards

     Through the acquisition of CIS in December 1996, the Company expanded its product offerings to include custom-designed ATE test boards. The CIS acquisition also enabled the Company to internalize the fabrication of specialized ATE PCBs, which are a critical component in its probe card, ATE interface assembly products, and test socket/contactor integrated units, rather than rely exclusively on third party PCB manufacturers.

     ATE test board products are also referred to as prober interface boards, DUT boards, load boards, handler interface boards, or performance boards, depending on whether the ATE test board is used for wafer probing or package testing. The Company has developed a database for different ATE designs, which are used as starting designs and customized for the particular IC to be tested. The ATE test board is a complex, multilayer (some in excess of 40 layers) PCB that is mounted to the ATE and transfers the test signals between the ATE and the ATE interface assembly of a wafer prober or handler. The Company believes its ATE test boards have an average life of one year although their useful life could be much longer. The Company's ATE test board products range in price from $2,000 to over $30,000.

  Test Sockets/Contactors

     Through the acquisition of OZ Technologies, Inc. in December 1999, the Company expanded its product offerings to include custom-designed test sockets/contactors. The OZ acquisition enabled the Company to become a leading provider of test sockets/contactors for the high performance package test market.

     The test sockets/contactors provide the contact points between the packaged IC and the test interface board. Test sockets/contactors must accommodate repeated actuations (package insertions and removals) while maintaining strict mechanical and electrical operating tolerances. The Company specializes in high performance test sockets/contactors for Ball Grid Array ("BGA") and Chip Scale Packages ("CSP").

     The testing of a packaged IC can last from a few milliseconds to over a minute, depending on the complexity of the semiconductor device. Like probe cards, test sockets/contactors are considered consumable products. The Company believes the average life of test sockets/contactors is approximately one month, which provides for 50,000 to 100,000 touchdowns with each touchdown generally representing the testing of a single packaged IC. However, damage due to faulty test handling equipment or operator error can render test sockets/contactors useless prior to the expiration of its normal life.

     The Company's test sockets/contactors products range in price from $2,000 to over $6,000.

ENGINEERING AND PRODUCT DEVELOPMENT

     The customized nature of the Company's products results in ongoing engineering and product development being included in the cost of goods sold for the Company's products. In addition, the Company has devoted and will continue to devote substantial resources to materials, process engineering, and product development. Engineering and product development expenses were $4,806,971, $3,101,082, and $996,253 for the years ended December 31, 1999, 1998, and 1997, respectively, which represented 7.7%, 4.1%, and 1.4% of net sales, respectively. At December 31, 1999, the Company employed 155 engineers and designers.

     The Company has from time to time collaborated with certain customers that pay the Company to develop new products. Funds received from such engineering and product development are accounted for as offsets to the total expenses for the related project.

     In 1997, the Company entered into a joint development agreement with Mitsubishi Materials Corporation to accelerate the development of the Company's next generation probe card, which will utilize the Company's proprietary P4(TM) technology to address increasing demand for tighter pitches and the higher performance requirements for wafer probing. In 1998, the Company expanded the agreement with Mitsubishi Materials Corporation to apply P4(TM) technology to develop vertical probe cards to address customers' increasing interest in testing more ICs in parallel. The agreement provided that each party will own any patents and know-how resulting from the efforts of both parties will be owned jointly. Under the joint development and related agreements, the Company transferred to Mitsubishi Materials Corporation and a Japanese electronics distribution company the exclusive right to design, manufacture, and distribute P4(TM)-based probe cards in Japan.

     In November 1998, the Company signed a 10-year agreement with Feinmetall GmbH, a German contact technology company. This agreement gives the Company the exclusive license to design, manufacture, and distribute Vertical integrated Probe (ViProbe(R)) products worldwide, except Europe. The technology was transferred to the Company's Gilbert facility in the fourth quarter of 1999. The Company and Feinmetall intend to jointly enhance and extend the ViProbe(R) family of products.

     In June 1998, the Company introduced the StingRay(TM) flexible interface. This unique product enabled customers to more rapidly and more easily reconfigure their interface system for a new test set-up or tester/ prober test combination using the same interface assembly with interchangeable spring contact towers and probe card trays.

     To address the final package test requirements of increased pin counts and increasing operating frequencies, CIS has furthered its technological advancements in microvia drilling capabilities, mixed dielectric board materials, and ever increasing board layer count. Microvia technology is the ability to drill holes smaller than 8 mils in diameter. These holes are needed in high density DUT boards to test advanced IC package types such as BGA and CSP. CIS has developed seven different levels of board material offerings, including several proprietary mixed dielectric materials to provide the customers with solutions targeted specifically for their high performance test applications. Through leading edge manufacturing processes, CIS is able to reliably produce printed circuit test boards in excess of 40 layers.

     In December 1999, the Company acquired OZ Technologies, Inc., a leader in the design and manufacture of high performance test sockets/contactors. OZ also has under development products for next generation testing requirements. These products are addressing thermal management issues, the ability to test more ICs in parallel (strip testing), as well as providing validation platforms that test IC devices in the end system environment at much lower costs than today's technology.

MANUFACTURING

     The Company's manufacturing objective is to produce quality products that meet its customers' testing needs and design specifications on a timely and cost efficient basis.

     The Company's manufacturing operations consist of procurement and/or fabrication of components and subassemblies, assembly, and extensive testing of finished products. All components and subassemblies are inspected for mechanical and electrical compliance to the Company's specifications and all finished products are tested against the Company's and customers' specifications.

     The Company believes that it is able to respond more quickly and accurately to its customers' needs by maintaining manufacturing facilities and technical support in geographic markets where its semiconductor manufacturing customers are located. The Company designs and manufactures its probe cards in Arizona, California, and Texas as well as in Scotland, France, Singapore, and Taiwan. The Company typically designs and manufactures its probe cards within two weeks of receiving a customer order. The Company manufactures its interface assemblies in its Arizona facility. The Company typically designs and manufactures its ATE interface assemblies within eight weeks of receiving an order. The Company conducts its ATE test board and related PCB fabrication and assembly operations at its Dallas, Texas facility. The Company typically designs and fabricates its ATE test boards within four weeks of receiving an order. The Company designs and manufactures its test sockets/contactors in its Hayward, California facility and typically supplies the product within five weeks of receiving a customer order.

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

     The Company relies on third party suppliers in the production and shipment of its products. Although the Company believes that all raw materials, component parts, and services are currently available in adequate amounts, shortages may develop in the future. Certain raw materials and component parts for the Company's products are purchased from a single supplier or a limited group of suppliers. The Company does not have long-term written agreements with any suppliers. Although the Company believes there are alternative suppliers for all such raw materials, component parts, and services, termination or a significant disruption of any of its existing supplier arrangements could have an adverse effect on the Company's business, financial condition, and operating results.

CUSTOMERS

     An integral part of the Company's strategy is to continue to maintain its long standing customer relationships. All of the Company's top 10 customers in 1999 were repeat customers. The top 10 customers fluctuate from year to year depending on the growth cycles of the individual customers. These semiconductor manufacturers provide the Company with a diversified customer base whose products serve the communications, computer, consumers, automotive, military, and aerospace industries. In addition to serving high volume established manufacturers, the Company's products also are designed to meet the needs of emerging and leading edge technology firms such as those offering ASICs and Gallium Arsenide ICs. During 1999, two customers comprised more than 10% of the Company's business, Intel Corporation and Texas Instruments. Intel accounted for 14%, 17%, and 17% of net sales for the years ended December 31, 1999, 1998, and 1997, respectively, and Texas Instruments accounted for 13%, 12%, and 10% of net sales for the years ended December 31, 1999, 1998, and 1997, respectively. The Company's top 10 customers in 1999, which together accounted for approximately 67% of net sales, were as follows:

Credence Systems Corporation
IBM Corporation
Intel Corporation
LSI Logic Corporation
Motorola, Inc.
National Semiconductor Corporation
Phillips Semiconductor
STMicroelectronics
Teradyne, Inc.
Texas Instruments

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

     The Company intends to leverage its worldwide sales facilities to market and distribute all of the Company's products. The Company markets its products in North America through direct technical sales personnel. To meet the demanding service requirements of its customers, the Company has five regional manufacturing, repair, and sales centers in Arizona, California, and Texas. In addition to its regional full service facilities and to facilitate rapid response, the Company serves its domestic customers through sales offices strategically located to major market centers and key customers. The Company maintains sales offices in Colorado, Florida, Massachusetts, and Oregon.

     The Company's international business represented approximately 23%, 18%, and 18% of net sales for 1999, 1998, and 1997, respectively. The Company believes the potential exists to increase sales in international markets and the Company has positioned itself to initiate a more aggressive marketing and sales program in these markets in the future. In particular, the Company has expanded its sales efforts throughout Europe through its full service facility in Scotland and a new sales office in Germany. Additionally, in September 1998, the Company acquired France-based SemiConducteur Services, S.A. (renamed Cerprobe Europe S.A.S.) to further support its European probe card customers. The Company established full service manufacturing and repair facilities in Singapore and Taiwan in April 1996 and January 1997, respectively, to penetrate the growing markets for the Company's products in Southeast Asia. In addition, the Company established a sales office in July of 1999 in Japan and obtained a sales office in Malaysia in December 1999 through the acquisition of OZ Technologies, Inc. The Company augments its direct sales force with a network of independent distributors in Asia.

COMPETITION

     The semiconductor testing products industry is highly competitive. The Company faces substantial competition in each of the probe card, interface assembly, ATE test board, and test sockets/contactors markets. In addition, the Company anticipates that it may face substantial competition in the future from new entrants in the Company's markets. The principal competitive factors in the industry are product performance, service, delivery time, and price. Competition in international markets is also significant, particularly in Asia where the Company is expanding into new geographic markets. Some of the Company's competitors, particularly in Asia, have substantially greater financial, engineering, or manufacturing resources than the Company and larger sales and service organizations. To compete successfully, the Company must make substantial investments in its engineering and product development, marketing, and customer service and support activities. Competition in the Company's markets may intensify and the Company's technological advantages may be reduced or lost as a result of technological advances by competitors or customers.

BACKLOG

     As of December 31, 1999, the Company had a backlog of orders of approximately $9.1 million. These orders are believed to be firm and all are expected to be filled during fiscal 2000. The Company's business has not been seasonal to date. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of future sales.

ENVIRONMENTAL REGULATIONS

     The Company is subject to federal, state, and local provisions regulating the discharge of materials into the environment. The Company has made certain leasehold improvements in order to comply with Environmental Protection Agency and local regulations. Proper waste disposal is a major consideration for PCB and flex circuit manufacturers because metals and chemicals are used in the manufacturing process. Water used in the PCB and flex circuit manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. The Company operates and maintains wastewater treatment systems and effluent testing facilities at its PCB manufacturing plant in Dallas, Texas and flex circuit manufacturing plant in Gilbert, Arizona.

     The Company's PCB and flex circuit manufacturing plants operate under effluent discharge permits issued by the appropriate governmental authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. The Company believes that the waste treatment equipment in both its PCB and flex circuit manufacturing facilities are currently in compliance with environmental protection requirements in all material respects. However, there can be no assurance that violations will not occur in the future as a result of human error, equipment failure, or other causes. The Company is also subject to environmental laws relating to the storage, use, and disposal of chemicals, solid waste, and other hazardous materials as well as air quality regulations. Furthermore, environmental laws could become more stringent over time and the costs of compliance with more stringent laws could be substantial.

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

EMPLOYEES

     As of December 31, 1999, the Company had 787 employees, consisting of 155 in engineering and product development, 469 in manufacturing, 62 in sales and marketing, and 101 in administration. There are no collective bargaining agreements and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the Company's executive officers.

NAME                                   AGE                           POSITION
----                                   ---                           --------
C. Zane Close........................  50     President, Chief Executive Officer, and Director
Daniel J. Hill.......................  51     Executive Vice President and Chief Operating Officer
Michael K. Bonham....................  61     Senior Vice President, Sales and Marketing
Randal L. Buness.....................  43     Senior Vice President, Chief Financial Officer,
                                              Secretary, and
                                                Treasurer
Kevin M. Kurtz.......................  38     Vice President, Operations
Henry P. Scutoski....................  54     Vice President, Quality and Process Management

     C. Zane Close has served as President and Chief Executive Officer and as a director of the Company since July 1990. From September 1989 to July 1990, Mr. Close served as Vice President and General Manager of Probe Technology Corporation ("Probe Technology"), a manufacturer of probing devices for testing integrated circuits. Mr. Close served as Vice President of Operations of Probe Technology from February 1985 to September 1989. Prior to joining Probe Technology, Mr. Close held various financial and management positions at California Devices, NKB Corporation, and National Semiconductor Corporation.

     Daniel J. Hill has served as Executive Vice President and Chief Operating Officer since December 1999. From December 1998 to November 1999, Mr. Hill served as Executive Director, Semiconductor Industry Sector of PricewaterhouseCoopers, a professional services organization and consulting firm. Mr. Hill served as Chief Executive Officer of D.J. Hill & Associates, Inc., a consulting business from August 1997 to November 1998. From January 1995 to July 1997, Mr. Hill served as Founder and Chief Executive Officer of InterConnect Technology, a start-up silicon wafer foundry in Malaysia. Mr. Hill served as President and Chief Executive Officer of Micro Component Technology, Inc., a publicly held semiconductor test handling equipment company, from December 1991 to January 1995. From May 1980 to December 1991, Mr. Hill served in various management positions for National Semiconductor Corporation.

     Michael K. Bonham has served as Senior Vice President, Sales and Marketing of the Company since June 1996. Mr. Bonham served as Vice President of Sales and Marketing of the Company from July 1990 to June 1996. From October 1988 to June 1990, Mr. Bonham served as Marketing Manager of the IC Probe and Curve Tracer Group of Tektronix, Incorporated, a manufacturer of electronic test measurement equipment.

     Randal L. Buness has served as Senior Vice President since January 1999, and served as Vice President from June 1996 to January 1999. He has also served as Chief Financial Officer, Secretary, and Treasurer of the Company since June 1996. From September 1994 to June 1996, Mr. Buness served as Vice President, Finance and Administration, Chief Financial Officer, Secretary, and Treasurer of Three-Five Systems, Inc., a publicly held manufacturer of liquid crystal displays. Mr. Buness served as Chief Financial Officer, Secretary, and Treasurer of United Medical Network, a developer of video conferencing networks for healthcare providers, from January 1993 to September 1994. From January 1989 to January 1993, Mr. Buness worked as an independent financial consultant. Mr. Buness served as principal and manager with Arthur Young from

January 1986 to January 1989 and served as a manager, senior, and staff accountant with Price Waterhouse from July 1979 to January 1986. Mr. Buness is a Certified Public Accountant.

     Kevin M. Kurtz has served as Vice President, Operations of the Company since February 1999. From May 1997 to January 1999, Mr. Kurtz served as President of SVTR, Inc., a wholly owned wafer prober refurbishing subsidiary of the Company. From January 1996 to April 1997, Mr. Kurtz served as Vice President of Manufacturing of the Company. Mr. Kurtz served as Regional Sales Manager, then as General Manager of the Company's San Jose facility from December 1990 to December 1995. From September 1985 to November 1990, Mr. Kurtz held various sales and sales management positions with Probe Technology, a manufacturer of probing devices for testing of integrated circuits.

     Henry P. Scutoski has served as Vice President, Quality & Process Management since August 1999. Mr. Scutoski served as Vice President of Quality from April 1995 to August 1999 and Director of Quality from March 1994 to April 1995. From February 1991 to March 1994, Mr. Scutoski was an independent quality management consultant. From January 1985 to February 1991 Mr. Scutoski was a Quality Assurance Manager for Motorola's Government Electronics Group.

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

THE COMPANY'S QUARTERLY OPERATING RESULTS MAY VARY SIGNIFICANTLY FROM PERIOD TO PERIOD, WHICH COULD NEGATIVELY IMPACT ITS FINANCIAL CONDITION AND ITS STOCK PRICE.

     The Company's quarterly and annual operating results may be affected by a wide variety of factors that could adversely impact net sales and profitability, many of which are beyond its control, including factors pertaining to:

     - Customer demand for the Company's products related to the cyclical nature of the semiconductor industry, market acceptance of the Company's products, changes in product mix, the level of orders that are received and can be delivered in a quarter, and customer order patterns;

     - Competition, including competitive pressures on delivery time, product performance and reliability, prices, the introduction or announcement of new products by competitors, and intellectual property rights of the Company's competitors that could prevent the Company from introducing products that effectively compete with theirs;

     - The Company's ability to introduce new product designs and innovations on a timely basis in response to market requirements;

     - The availability and cost of raw materials, equipment and other supplies, fluctuations in manufacturing yields, and the availability of production capacity;

     - The Company's ability to hire and retain technical personnel and management employees; and

     - Generally prevailing economic conditions in the U.S. and worldwide markets served by the Company.

The market price of the Company's Common Stock could be adversely affected by fluctuations in the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report and "Business" contained in Item 1 of this Report.

THE SEMICONDUCTOR INDUSTRY IS HIGHLY CYCLICAL AND DEMAND FOR THE COMPANY'S PRODUCTS MAY DECLINE.

     The Company's business depends substantially on both the volume of IC production by semiconductor manufacturers as well as new IC and IC package designs. These factors in turn depend on the demand for ICs and products utilizing ICs. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply. During these periods of oversupply, the demand for IC testing products, including the products manufactured by the Company, has been reduced. Demand for ICs or products utilizing ICs may decline. Moreover, demand for the Company's products may not continue at the current level. The Company anticipates that a significant portion of new orders for its products will depend upon demand from IC manufacturers building or expanding IC fabrication facilities or shifting production to new IC designs. IC manufactures may not increase production capacity or shift production to new IC designs, in which case demand for the Company's products may slow or decline. In addition, future downturns or slowdowns in the IC market may have an adverse effect on the Company's business, financial condition, and operating results. Moreover, the Company's need to invest in engineering and product development, marketing, and customer service and support capabilities may limit its ability to reduce expenses in response to such downturns or slowdowns. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report and "Business" contained in Item 1 of this Report.

THE COMPANY IS CONTINUING TO SUBSTANTIALLY EXPAND ITS BUSINESS AND OPERATIONS, AND IT MUST EFFECTIVELY MANAGE AND SUPPORT THIS EXPANSION.

     The Company intends to expand, in part, through strategic acquisitions, joint development/ventures, and licensing of technologies, and by entering into new geographic and product markets. The Company's ability to expand through acquisitions will depend primarily on its ability to identify, acquire, and operate other businesses that complement the Company's existing business. The Company may not be able to identify or consummate any suitable acquisitions. In addition, the operations and product offerings of any businesses that are acquired may not be successfully integrated into the Company's operations and product offerings. The Company anticipates that it will use cash, debt, and/or securities, including the Company's Common Stock, as the primary consideration for any future acquisitions. Operating results could fluctuate substantially due to the size, timing, and integration of any future acquisitions. The Company faces similar risks and uncertainties with respect to joint ventures. The Company has no specific agreements or plans with respect to any acquisitions or joint ventures.

     The Company believes that its future success will depend, in part, on its ability to expand into new international markets, particularly Asia, and new product markets. The Company believes that its Asian competitors have a competitive advantage because of their dominance of the Asian market. As a result, the Company may not be able to establish a significant presence in these international markets. In addition, it is uncertain whether the Company will be able to gain market acceptance for any new products it acquires or introduces. As a result, the Company's failure to penetrate new markets could harm its business. See "Business" contained in Item 1 of this Report.

THE SEMICONDUCTOR INDUSTRY IS SUBJECT TO RAPID DEMAND SHIFTS WHICH ARE DIFFICULT TO PREDICT. THE COMPANY'S INABILITY TO EFFICIENTLY MANAGE ITS MANUFACTURING CAPACITY IN RESPONSE TO THESE RAPID SHIFTS MAY CAUSE A REDUCTION IN ITS GROSS MARGINS, PROFITABILITY, AND MARKET SHARE.

     The Company underwent a period of rapid growth through early 1998, followed by a period of slowdown due to the severe industry downturn in mid-1998. Through these periods the Company adjusted the levels of manufacturing and human resources. In addition, the Company worked closely with materials suppliers and other third parties to manage costs and delivery of goods and services on which the Company is dependent. The Company's operating results could be harmed if it is unable to effectively manage resources in a similar manner through future periods of growth and contraction in its industry. The management systems and controls currently in place and any steps taken to expand or contract such management systems and controls may not be adequate in the future to respond to changing industry conditions.

THE COMPANY'S FINANCIAL PERFORMANCE MAY BE HARMED IF IT IS NOT ABLE TO INTRODUCE NEW PRODUCTS AND TECHNOLOGIES.

     The Company operates in an industry subject to rapid change. The Company custom-designs or customizes its products to a customer's particular IC design specifications. The Company's business, financial condition, and operating results could be harmed if it was unable to introduce new product designs and enhancements and to adapt its manufacturing techniques in response to technological advances in IC and capital equipment designs. Any new product designs or enhancements may not receive or maintain substantial market acceptance. Technologies, other than those that the Company utilizes, are being developed. The Company's products could lose market share and the Company's business, financial condition, and operating results could be adversely impacted if other technologies gain market acceptance. In addition, the Company's future operating results may be harmed if it were unable to design, develop, and introduce competitive products on a timely basis. See "Business -- Products and Services" contained in Item 1 of this Report.

INTENSE COMPETITION IN THE COMPANY'S MARKETS COULD SUBSTANTIALLY LIMIT THE VOLUME OF PRODUCTS IT SELLS OR REDUCE ITS TECHNOLOGICAL ADVANTAGE.

     The semiconductor testing products industry is highly competitive. The Company faces substantial competition in each of its product markets. In addition, the Company anticipates that it may face substantial competition in the future from new entrants in the Company's markets. The principal competitive factors in the industry are product performance, service, delivery time, and price. Competition in international markets is also significant, particularly in Asia where the Company is expanding into new geographic markets. Some of the Company's competitors, particularly in Asia, have substantially greater financial, engineering, or manufacturing resources and larger sales and service organizations than the Company. To compete successfully, the Company must make substantial investments in its engineering and product development, marketing, and customer service and support activities. Competition in the Company's markets may intensify and the Company's technological advantages may be reduced or lost as a result of technological advances by competitors or customers.

THE COMPANY RELIES ON INDEPENDENT DISTRIBUTION CHANNELS TO SUSTAIN REVENUE LEVELS AND ACHIEVE REVENUE GROWTH AND IT IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     The Company's international business represented approximately 23%, 18%, and 18% of net sales for 1999, 1998, and 1997, respectively. In Asia independent distributors generate a significant portion of sales. A reduction in the sales efforts by the Company's Asian distributors or termination of their relationships with the Company could adversely affect the Company's international sales and, as a result, its business, financial condition, and operating results. See "Business -- Marketing, Sales, and Services" contained in
Item 1 of this Report.

     Given the Company's efforts in establishing production and/or sales facilities in Scotland, France, Singapore, Taiwan, Japan, and Malaysia, the Company anticipates that sales to international customers will increase in the future. The foreign manufacture and sale of products and the purchase of raw materials and equipment from foreign suppliers may be adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries could adversely affect the Company's ability to manufacture or sell products in foreign markets and purchase materials or equipment from foreign suppliers. Examples of protectionist trade legislation include:

     - Changes in the current tariff structure;

     - Export compliance laws or other trade policies; and

     - The Company's ability to form effective joint venture alliances in order to compete in restrictive markets.

     In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. See "Business" contained in Item 1 of this Report.

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD HARM THE COMPANY'S PROFITABILITY.

     A portion of the Company's foreign transactions are denominated in currencies other than the U.S. Dollar. The Company may purchase a portion of its raw materials and equipment from foreign suppliers and may incur labor costs in a foreign currency. Through these transactions, the Company is exposed to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. The Company monitors its foreign currency exposure and, from time to time, the Company enters into hedging transactions to manage this exposure. Fluctuations in the currency exchange rates in the future may adversely affect the Company's operating results.

A SMALL NUMBER OF CUSTOMERS HAVE ACCOUNTED FOR, AND ARE LIKELY TO CONTINUE TO ACCOUNT FOR, A SUBSTANTIAL PORTION OF THE COMPANY'S REVENUE AND THEREFORE ITS REVENUE COULD DECLINE DUE TO THE LOSS OF ONE OF THESE CUSTOMERS OR PRICING PRESSURES EXERTED BY THESE CUSTOMERS.

     Sales of the Company's products are concentrated with a small number of customers. During 1999, sales to the Company's largest customers, Intel Corporation and Texas Instruments, accounted for approximately 14% and 13% of net sales. The Company's top 10 customers in 1999 together accounted for approximately 67% of net sales. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net sales. None of the Company's customers has entered into a long-term agreement requiring them to purchase the Company's products. The loss of a significant customer or any reduction in orders from any significant customer could have an adverse effect on the Company's business. In addition, to the extent that these customers demand that the Company provide them with further discounts on volume purchases or resist the Company's attempts to raise prices in response to increases in the Company's manufacturing costs then the Company's revenues or profitability could decrease. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report, and "Business -- Customers" contained in Item 1 of this Report.

THE COMPANY CURRENTLY DOES NOT HAVE ANY LONG-TERM AGREEMENTS WITH ITS SUPPLIERS. THE COMPANY'S SALES MAY DECLINE AND ITS PROFITABILITY COULD BE HARMED BY THE LOSS OF OR FAILURE TO PERFORM BY A SINGLE OR LIMITED GROUP OF SUPPLIERS.

     The Company relies on third party suppliers in the production and shipment of its products. Although the Company believes that all raw materials, component parts, and services are currently available in adequate amounts, shortages may develop in the future. Certain of the raw materials and component parts for the Company's products are purchased from a single supplier or a limited group of suppliers. The Company does not have long-term written agreements with any suppliers. The Company's business could be harmed by termination or a significant disruption of any of its key supplier arrangements. See
"Business -- Manufacturing" contained in Item 1 of this Report.

ALTHOUGH THE COMPANY CURRENTLY HOLDS PATENTS, IT RELIES PRIMARILY ON TRADE SECRET PROTECTION FOR ITS PROPRIETARY METHODS AND COULD BE HARMED IF IT IS NOT ABLE TO PROTECT ITS TECHNOLOGY AND KNOW-HOW.

     While the Company currently holds certain patents, it does not consider any single patent to be material to the conduct of its business. The Company believes that its competitors have been and will be able to continue to circumvent many of the Company's patents. If the Company asserts its patent rights, (1) any patents issued to the Company may be challenged, invalidated, or circumvented, (2) any rights granted thereunder may not provide adequate protection to the Company, and (3) the Company may not have sufficient resources to prosecute its rights. The Company believes that its success will depend primarily on the technological competence and creative skills of its personnel rather than the protection of its existing patents or future patents. The Company relies primarily on trade secret protection for its proprietary methods. The Company cannot be certain that it will be able to protect its technology and know-how. In addition, although there are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights, third parties may assert intellectual property infringement claims against the Company in the future. See "Business -- Intellectual Property" contained in Item 1 of this Report.

THE COMPANY MAY NOT BE ABLE TO MEET ITS FUTURE CAPITAL REQUIREMENTS.

     The Company's business is capital intensive. In order to remain competitive, the Company must make significant investments in capital equipment for engineering, product development, and production. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, the Company's operating results may be adversely affected if net sales do not increase sufficiently to offset the increased costs. The Company may, from time to time, seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand its production facilities and capital equipment. The Company cannot predict the timing and amount of any such capital requirements at this time. These requirements will depend on a number of factors, including demand for the Company's products, product mix, changes in industry conditions, and competitive factors. Such financing may not be available on acceptable terms, and any additional equity financing, if available, may result in additional dilution to existing investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in Item 7 of this Report.

THE COMPANY MAY BE SUBJECT TO LIABILITY FOR FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS.

     The Company is subject to a variety of federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals used in its manufacturing process. Although the Company believes that its activities are in compliance with presently applicable environmental regulations, the government could impose fines, suspend the Company's production or stop the Company's operations for the failure to comply with present or future regulations. The Company could be required by such regulations to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. If the Company fails to control the use or adequately restrict the discharge of hazardous substances, it could be subject to future liabilities. See
"Business -- Environmental Regulations" contained in Item 1 of this Report.

THE COMPANY'S EXECUTIVE OFFICERS AND KEY EMPLOYEES ARE CRITICAL TO ITS BUSINESS AND THEY MAY NOT REMAIN WITH THE COMPANY IN THE FUTURE.

     The Company's success depends, in part, upon the retention of certain key personnel and the recruitment and retention of additional key personnel, including technical and engineering staff. The Company's business could be adversely affected by the loss of existing key personnel or the failure to recruit and retain necessary additional personnel. Future growth will further increase the Company's demand on resources and require the addition of new personnel and the development of additional expertise by existing personnel. The Company's prospects for success could be harmed by its failure to attract and retain personnel with the requisite expertise or to develop such expertise internally.

THE COMPANY'S DIRECTORS AND EXECUTIVE OFFICERS OWN A SIGNIFICANT BLOCK OF ITS STOCK AND MAY BE ABLE TO EXERT INFLUENCE ON MATTERS REQUIRING STOCKHOLDER CONSENT.

     The Company's stockholders have the right to cumulate their votes for the election of directors. The Company's directors and executive officers and their affiliates currently beneficially own approximately 13.38% of the Company's stock. As a result, these persons, if they act as a group, may be able to elect one or more members to the Company's board of directors and may be able to exert significant influence regarding the outcome of other matters requiring approval by the Company's stockholders.

THE COMPANY'S STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE.

     The market price of the Company's Common Stock has experienced significant volatility during the past three years. See "Market for the Registrant's Common Equity and Related Stockholder Matters" contained in

Item 5 of this Report. The trading price of the Company's Common Stock in the future could be subject to wide fluctuations in response to:

     - Quarterly variations in the Company's operating results and others in its industry;

     - Actual or anticipated announcements concerning the Company or its competitors;

     - Changes in analysts' estimates of the Company's financial performance;

     - General conditions in the semiconductor industry;

     - General economic and financial conditions; and

     - Other events or factors.

     In addition, the stock market has experienced extreme price and volume fluctuations that have adversely affected the market prices for many companies involved in high technology manufacturing and related industries. Often these price and volume fluctuations have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors could have a material adverse effect on the market price of the Company's Common Stock.

POTENTIAL ISSUANCE OF ADDITIONAL SHARES COULD RESULT IN DILUTION TO EXISTING HOLDERS.

     As of December 31, 1999, options to acquire a total of 1,191,300 shares were outstanding under the Company's stock option plans. An additional 1,126,600 shares of Common Stock were reserved for issuance pursuant to the exercise of options that may be granted in the future under the Company's stock option plans. The Company also has granted non-employee options to purchase up to 10,000 shares of Common Stock. The Company also has issued warrants to purchase up to 37,275 shares of Common Stock in connection with the sale in 1996 of Series A Convertible Preferred Stock. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Common Stock with resulting dilution in the interests of holders of Common Stock. The existence of such stock options and warrants could adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and warrants. The Company also has the authority to issue additional shares of Common Stock and shares of one or more series of Convertible Preferred Stock. The issuance of such shares could result in the dilution of the voting power of outstanding shares of Common Stock and could have a dilutive effect on earnings per share.

CHANGE IN CONTROL PROVISIONS COULD PREVENT TRANSACTIONS THAT COULD BENEFIT STOCKHOLDERS.

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

     The Company's major facilities are described in the table below:

                                                                                                  LEASE
                                                                                               EXPIRATION
FACILITY                   SQUARE FEET          FUNCTION                   PRODUCTS               DATE
--------                   -----------          --------                   --------            ----------
Gilbert, Arizona.........    83,000      Corporate headquarters,   Probe cards                May 2012
                             53,000      Manufacturing, sales
                                         and service               ATE interface assemblies   July 2008
Dallas, Texas............    35,000      Manufacturing, sales
                                         and service               ATE test boards            Company owned
San Jose, California.....    34,000      Manufacturing, sales
                                         and service               Probe cards                July 2002
Hsin Chu, Taiwan.........    10,600      Manufacturing and
                                         service                   Probe cards                April 2003
Austin, Texas............     7,000      Manufacturing, sales
                                         and service               Probe cards                March 2002
East Kilbride,               11,700      Manufacturing, sales
  Scotland...............                and service               Probe cards                November 2007
Singapore................     2,900      Manufacturing and
                                         service                   Probe cards                August 2001
Meyreuil, France.........     5,600      Manufacturing, sales
                                         and service               Probe cards                June 2012
Yokohama, Japan..........    13,900      Sales and service         Probe cards                April 2009
Hayward, California......    26,800      Manufacturing, sales
                                         and service               Test sockets/contactors    February 2009

     In addition, the Company leases space in Colorado Springs, Colorado; Boca Raton, Florida; Westboro, Massachusetts; Beaverton, Oregon; Richardson, Texas; Dallas, Texas; Austin, Texas; Santa Clara, California; San Diego, California; Tempe, Arizona; Massy, France; Berngau, Germany; and Penang, Malaysia. The Company believes that its existing facilities are adequate to meet its current requirements.

ITEM 3.  LEGAL PROCEEDINGS

     In October 1998, the Company filed an action against the former President, Director, and shareholder of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of a merger into its wholly-owned subsidiary, SVTR, Inc., in January 1997. The suit seeks rescission of the acquisition and/or money damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company, alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by the defendants as part of the purchase price of Silicon Valley Test

& Repair, Inc.; the Company seeks to recover this stock and the balance of the purchase price through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants have responded and the action is proceeding to trial. While the Company intends to vigorously prosecute this action, it is impossible to predict the outcome of this or any litigation. It is not anticipated that this suit will have an adverse impact on the Company's financial condition or results of operations.

     The Company is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these actions would not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock began trading in the over-the-counter market on the Nasdaq system on September 29, 1983 and commenced trading on The Nasdaq National Market(R) on August 10, 1995 under the symbol "CRPB." On March 27, 2000, the closing price for the Company's Common Stock was $15.813. The following table sets forth the high and low last sale prices of the Company's Common Stock for the periods indicated, as reported on The Nasdaq National Market(R).

                                                              HIGH    LOW
                                                              ----    ---
1998:
First Quarter...............................................  $22     $16 1/4
Second Quarter..............................................  $20 9/16 $11 5/8
Third Quarter...............................................  $12 3/4 $ 9
Fourth Quarter..............................................  $15 5/8 $ 9
1999:
First Quarter...............................................  $17 13/16 $12 3/4
Second Quarter..............................................  $12 1/4 $ 7 1/2
Third Quarter...............................................  $11 7/8 $ 4 3/4
Fourth Quarter..............................................  $10     $ 4 9/16

     The Company does not intend to pay any cash dividends in the future and intends to retain any future earnings for reinvestment in its business. The Company's revolving credit facility contains restrictions on the Company's ability to pay cash dividends, and future borrowings may contain similar restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     As of March 27, 2000, there were approximately 3,000 shareholders of record of Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Report. The consolidated statement of operations data for the years ended December 31, 1999, 1998, and 1997 and the consolidated balance sheet data as of December 31, 1999 and 1998 are derived from, and are qualified by reference to, the consolidated financial statements included elsewhere in this Report, which have been audited by KPMG LLP. The consolidated statement of operations data for the years ended December 31, 1996 and 1995, and the consolidated balance sheet data as of December 31, 1997, 1996, and 1995, are derived from audited consolidated financial statements not included in this Report. These historical results are not necessarily indicative of the results to be expected in the future.

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                  1999(1)    1998(2)    1997     1996(3)    1995
                                                  --------   -------   -------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales.......................................  $ 62,656   $76,207   $69,012   $37,308   $26,099
Cost of goods sold..............................    41,637    45,052    39,251    20,343    13,706
                                                  --------   -------   -------   -------   -------
          Gross profit..........................    21,019    31,155    29,761    16,965    12,393
Expenses:
  Selling, general and administrative...........    21,215    18,317    16,219    10,460     7,306
  Engineering and product development...........     4,807     3,101       996       903       707
  In-process research and development...........     8,815     1,568        --     4,584        --
  Goodwill amortization.........................       786       461       386       265       197
                                                  --------   -------   -------   -------   -------
          Total expenses........................    35,623    23,447    17,601    16,212     8,210
                                                  --------   -------   -------   -------   -------
Operating income (loss).........................   (14,604)    7,708    12,160       753     4,183
Other income (expense):
  Interest income...............................       882     1,324       349       467        45
  Interest expense..............................      (582)     (269)     (388)     (222)     (154)
  Other, net....................................      (528)      543       323       247       140
                                                  --------   -------   -------   -------   -------
          Total other income (expense)..........      (228)    1,598       284       492        31
                                                  --------   -------   -------   -------   -------
Income (loss) from continuing operations before
  minority interest and income taxes............   (14,832)    9,306    12,444     1,245     4,214
Minority interest...............................      (455)     (384)       30        95        --
                                                  --------   -------   -------   -------   -------
Income (loss) from continuing operations before
  income taxes..................................   (15,287)    8,922    12,474     1,340     4,214
Income tax (expense) benefit....................     2,711    (3,685)   (4,810)   (2,701)   (1,812)
                                                  --------   -------   -------   -------   -------
Income (loss) from continuing operations........   (12,576)    5,237     7,664    (1,361)    2,402
Discontinued operations:
  Loss from operations of SVTR, Inc., net of
     taxes......................................        (5)   (1,925)   (5,767)       --        --
  Loss on disposal of SVTR, Inc., net of
     taxes......................................        --    (3,808)       --        --        --
                                                  --------   -------   -------   -------   -------
          Loss from discontinued operations.....        (5)   (5,733)   (5,767)       --        --
                                                  --------   -------   -------   -------   -------
Net income (loss)...............................  $(12,581)  $  (496)  $ 1,897   $(1,361)  $ 2,402
                                                  ========   =======   =======   =======   =======
Net income (loss) per common share:
  Basic.........................................  $  (1.60)  $ (0.06)  $  0.28   $ (0.30)  $  0.62
                                                  ========   =======   =======   =======   =======
  Diluted.......................................  $  (1.60)  $ (0.06)  $  0.27   $ (0.30)  $  0.53
                                                  ========   =======   =======   =======   =======
Weighted average number of shares:
  Basic.........................................     7,885     7,964     6,690     4,580     3,874
  Diluted.......................................     7,885     8,251     6,982     4,580     4,666
BALANCE SHEET DATA:
Working capital.................................  $ 11,812   $30,519   $42,505   $10,004   $ 4,771
Total assets....................................    83,368    63,686    68,108    31,512    14,967
Long-term debt..................................     7,655     3,204     1,275     1,741       981
Stockholders' equity............................    53,117    53,474    59,344    23,130    10,656

---------------
(1) Includes a write-off of in-process research and development of $8.8 million in 1999, or $1.12 per diluted share, related to the acquisition of OZ.

(2) Includes a write-off of in-process research and development of $1.6 million in 1998, or $0.11 per diluted share, net of tax benefit, related to the acquisition of Cerprobe Europe S.A.S.

(3) Includes a write-off of in-process research and development of $4.6 million in 1996, or $1.00 per diluted share, related to the acquisition of CIS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes thereto of the Company appearing elsewhere in this Report.

OVERVIEW

     The Company offers comprehensive solutions principally in one segment of the semiconductor industry -- semiconductor test interconnect. The Company is a leading manufacturer of probe cards, ATE interface assemblies, ATE test boards, and test sockets/contactors. The Company believes it is the only company that designs, manufactures, and assembles each of the electromechanical components that assure the integrity of the electrical test signal that passes from the ATE to the IC DUT. The Company's products address critical functions to assure IC quality, reduce manufacturing costs, improve the accuracy of manufacturing yield data, and identify repairable memory ICs.

     The semiconductor industry is characterized as cyclical, with capacity boom cycles followed by bust cycles that create tremendous pricing pressures. Despite these cycles, the IC market has generally been a high volume, high growth commodity market characterized by rapid technological change. The Company has benefited from this and has grown substantially over the last five years as the Company has increased its market share. Net sales have increased from $26.1 million for 1995 to $62.7 million for 1999, representing a five year average annualized growth rate of approximately 35%.

     The Company has grown its business and expanded its product lines through internal product development, strategic acquisitions, joint development/ventures, and licensing of technologies. In 1990, the foundation for the growth of the Company's core probe card business was the development of the Company's CerCard(TM) technology. In April 1995, the Company acquired Fresh Test Technology Corporation ("Fresh Test"), which enabled the Company to expand its product line to include ATE interface assemblies. In December 1996, the Company acquired Cerprobe Interconnect Solutions, Inc. ("CIS"), formerly CompuRoute, Inc., which enabled the Company to offer ATE test boards, the Company's first packaged IC testing product. In May 1997, the Company established a joint development agreement with Japan-based Mitsubishi Materials Corporation. This joint development has resulted in the company's first probe card based upon the Company's proprietary P4(TM) (Photolithographic Pattern Plated Probe) technology. In September 1998, the Company acquired France-based Cerprobe Europe S.A.S., formerly SemiConducteur Services, S.A., a probe card company, which enabled the Company to further expand in and service the European market. Additionally, in November 1998, the Company signed an agreement with Feinmetall GmbH, a German contact technology company, which provided the Company with an exclusive license to design, manufacture, and distribute Vertical integrated Probe (ViProbe(R)) products worldwide, except Europe. Finally, in December 1999, the Company acquired OZ Technologies, Inc. ("OZ"), which enabled the Company to offer test sockets, test contactors, and test boards used for testing packaged ICs.

     From 1996 through 1998, the semiconductor industry was in the worst recession in its history. The IC test segment of the semiconductor industry generally lags the cycle by six months or more. Because of this lag and market share gains by the Company, its business was not significantly impacted by the recession until the second quarter of 1998. During 1998, certain customers of the Company began processing a portion of their ICs in a manner that required vertical probing products that were not manufactured by the Company. This exacerbated the already difficult business conditions the Company was experiencing and the Company reported a loss from continuing operations before income taxes of $2.6 million in the second quarter of 1999. This was the first such quarterly loss by the Company (excluding acquisition related costs) in 29 consecutive quarters. In the third quarter of 1999, the Company began to experience some positive signs of a gradual recovery. Sales for the third quarter were $14.9 million, a 6% increase over the second quarter of 1999. With aggressive cost cutting measures and improved sales, the operating loss for the third quarter was reduced substantially to $1.1 million. Similarly, sales for the fourth quarter of 1999 increased 8% to $16.1 million (excluding OZ's sales since the Company's acquisition on December 3, 1999). The operating loss for the fourth quarter improved again to $723,000 (excluding acquisition related costs and special charges for the quarter of $1.4 million.

     Additionally, the Company's newly licensed ViProbe(R) (a vertical probing product) has been evaluated by several of the Company's customers, and beginning in the first quarter of 2000, the Company expects growing demand for the product. In addition, the Company's P4(TM) product is positioned to address emerging requirements for fine pitch and high frequency probing.

     The Company believes that it is positioned to recover from the recent downturn as a result of its strength in designing, producing, and delivering, on a timely and cost-efficient basis, a broad range of custom or customized, high quality test products and services for semiconductor manufacturers in North America, Europe, and Asia. The Company maintains regional full service facilities in Arizona, California, and Texas as well as sales offices in Colorado, Florida, Massachusetts, and Oregon to service the U.S. market for its products and services. The Company continues to expand into international markets, including Europe and Asia. The Company maintains full service facilities in France and Scotland and a sales office in Germany to serve the European market. The Company also maintains full service facilities in Taiwan and Singapore to serve the Southeast Asian market, as well as sales and distribution offices in Japan and Malaysia, to serve the Asian market. Each of the Company's facilities is located in proximity to semiconductor manufacturing centers.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Consolidated Statement of Operations of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1999(1)    1998(2)    1997
                                                              -------    -------    -----
Net sales...................................................   100.0%     100.0%    100.0%
Cost of goods sold..........................................    66.5       59.1      56.9
                                                               -----      -----     -----
Gross profit................................................    33.5       40.9      43.1
Expenses:
  Selling, general and administrative.......................    33.9       24.0      23.5
  Engineering and product development.......................     7.7        4.1       1.4
  In-process research and development.......................    14.0        2.1        --
  Goodwill amortization.....................................     1.3        0.6       0.6
                                                               -----      -----     -----
          Total expenses....................................    56.9       30.8      25.5
                                                               -----      -----     -----
Operating income (loss).....................................   (23.4)      10.1      17.6
Other income (expense):
  Interest income...........................................     1.4        1.7       0.5
  Interest (expense)........................................    (0.9)      (0.3)     (0.6)
  Other, net................................................    (0.8)       0.7       0.5
                                                               -----      -----     -----
          Total other income (expense)......................    (0.3)       2.1       0.4
                                                               -----      -----     -----
Income (loss) from continuing operations before and minority
  interest and income taxes.................................   (23.7)      12.2      18.0
Minority interest...........................................    (0.7)      (0.5)      0.1
                                                               -----      -----     -----
Income (loss) from continuing operations and income taxes...   (24.4)      11.7      18.1
Income tax (expense) benefit................................     4.3       (4.8)     (7.0)
                                                               -----      -----     -----
Income (loss) from continuing operations....................   (20.1)       6.9      11.1
Discontinued operations:
  Loss from operations of SVTR, Inc. net of taxes...........      --       (2.5)     (8.4)
  Loss on disposal of SVTR, Inc. net of taxes...............      --       (5.0)       --
                                                               -----      -----     -----
  Loss from discontinued operations.........................    (0.0)      (7.5)     (8.4)
                                                               -----      -----     -----
  Net income (loss).........................................   (20.1)%     (0.6)%     2.7%
                                                               =====      =====     =====

---------------
(1) Includes a write-off of in-process research and development costs of $8.8 million related to the acquisition of OZ.

(2) Includes a write-off of in-process research and development costs of $1.6 million related to the acquisition of Cerprobe Europe S.A.S.

  Years Ended December 31, 1999 and December 31, 1998

     Net Sales. Net sales for 1999 were $62.7 million, a decrease of 17.8% from net sales of $76.2 million for 1998. This decrease was partially offset by the inclusion of Cerprobe Europe, S.A.S. for the full year of 1999 compared to only the fourth quarter of 1998 ($3.0 million) and the inclusion of OZ in the fourth quarter of 1999 since the date of acquisition on December 3, 1999 ($1.9 million). The decrease was primarily a result of effects of the semiconductor industry's downturn, including reduced unit production, pricing pressures, and excess probe card capacity. Additionally, some of the Company's customers have begun using vertical probing products to test some of their more complex ICs and to test memory ICs in parallel. The Company's vertical probing product has been evaluated by several of the Company's customers and, the Company began shipping its vertical probe cards in the first quarter of 2000. In addition, the Company's P4(TM) product is positioned to address emerging requirements for fine pitch and high frequency probing.

     Gross Profit. The gross profit for 1999 was $21.0 million, a decrease of 32.5% from the gross profit of $31.2 million for 1998. Gross margin decreased from 40.9% in 1998 to 33.5% in 1999. The decrease in gross profit was primarily a result of reduced sales and reduced average selling prices for the Company's products. The decrease in gross margin was a result of the Company's production infrastructure capable of higher production run rates, resulting in over capacity and under-absorption of overhead, and efforts to increase or maintain market share during the industry downturn by product price reductions, particularly to the Company's largest customers.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $21.2 million, or 33.9% of net sales, for 1999, compared to $18.3 million, or 24.0% of net sales, for 1998, an increase of 15.8%. The increase in selling, general, and administrative expenses resulted primarily from continued domestic expansion, restructuring of the Japanese facility of approximately $352,000, employee related costs of approximately $255,000, one-time consulting costs of $300,000, and selling, general, and administration costs associated with the Company's subsidiary, OZ Technologies, Inc., of $150,000.

     Engineering and Product Development. Engineering and product development expenses were $4.8 million, or 7.7% of net sales, for 1999, an increase of 55.0% over $3.1 million, or 4.1% of net sales, for 1998. The Company has added substantial resources to its product development team to address emerging and next generation probing requirements for grid array, multi-chip testing, very high frequency ICs, and those that have pad pitch architecture of less than 60 microns.

     In-process Research and Development. In-process research and development costs from the December 1999 acquisition of OZ Technologies, Inc. totaled $8.8 million. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values. The state of the research and development products/processes was not at a technologically feasible or commercially viable stage. Therefore, consistent with generally accepted accounting principles, the Company took a charge for the full value of the in-process research and development.

     Goodwill Amortization. Goodwill amortization was $785,981 in 1999, compared to $461,301 for 1998. The increase was attributable to the acquisition of OZ Technologies, Inc. which is being amortized over seven years.

     Interest Income. Interest income was $881,769 in 1999, compared to $1.3 million for 1998. This decrease was attributable to the investment of a lower average cash balance.

     Minority Interest. The minority interest share of income of $454,450 for 1999 and $383,637 for 1998 represented the Company's joint venture partners' share of income from the Company's Asian operations.

     Income Taxes. Income taxes decreased to a benefit of $2.7 million, which represented an effective tax benefit rate of 41.9% for 1999 (excluding the in-process research and development expenses of $8.8 million), compared to $3.7 million, which represented an effective tax rate of 41.1% for 1998 (excluding the in-process research and development expenses of $1.6 million which resulted in a tax benefit of $627,000).

     Net Loss. Net loss for 1999 was $12.6 million compared to the loss of $495,908 for 1998. Excluding in-process research and development and discontinued operations, net loss for 1999 would have been $3.8 million, or 6% of net sales compared to net income of $6.2 million or, 8.1% of net sales, for 1998. This increase in net loss was primarily a result of the effects of the semiconductor industry's downturn, including reduced unit production, pricing pressures, and excess probe card capacity. The Company's production infrastructure was capable of higher production run rates, resulting in over capacity and under-absorption of overhead. The Company has maintained its operating cost structure during the down cycle in its business because it believes that its global infrastructure will be an important competitive advantage as the industry recovers.

  Years Ended December 31, 1998 and December 31, 1997

     Net Sales. Net sales for 1998 were $76.2 million, an increase of 10.4% over net sales of $69.0 million for 1997. The majority of this increase occurred in the first quarter of 1998 as a result of higher order rates for the Company's probe card and interface products. However, during the remainder of the year, slower sales resulted from the softness in the worldwide demand for semiconductors.

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

     Selling, General, and Administrative. Selling, general, and administrative expenses were $18.3 million, or 24.0% of net sales, for 1998, compared to $16.2 million, or 23.5% of net sales, for 1997, an increase of 12.9%. The increase in selling, general, and administrative expenses resulted primarily from the increase in fixed general and administrative costs due to the Company's continued domestic expansion occurring in the later part of 1997 and first quarter of 1998.

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

     In-Process Research and Development. In-process research and development costs from the September 1998 acquisition of Cerprobe Europe S.A.S. totaled $1.6 million. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values. The state of the research and development products/processes was not at a technologically feasible or commercially viable stage. Therefore, consistent with generally accepted accounting principles, the Company took a one-time charge for the full value of the in-process research and development.

     Interest Income. Interest income was $1.3 million in 1998, compared to $348,816 for 1997. This increase was attributable to the interest earned on the net proceeds from the Company's 1997 secondary offering.

     Minority Interest. The minority interest share of income of $383,637 for 1998 and share of loss of $29,715 for 1997 represented the Company's joint venture partners' share of income (loss) from the Company's Asian operations (40%, 30% prior to August 18, 1997) and a France-based joint venture. The Company was involved from June 2, 1997 to June 25, 1998.

     Income Taxes. The provision for income taxes decreased to $3.7 million, which represented an effective tax rate of 41.1% for 1998 (excluding the in-process research and development expenses of $1.6 million which resulted in a tax benefit of $627,000), compared to $4.8 million, which represented an effective tax rate of 38.6% for 1997. The decreased effective tax rate, as adjusted, was due primarily from the reduced effective tax rate for export sales through the Company's foreign sales corporation and income from non-taxable annuities.

     Discontinued Operations. In December 1998 and 1997 the Company recorded $5.7 and $5.8 million in loss from discontinued operations from the disposal of its wafer prober refurbishing and upgrading subsidiary, SVTR, Inc. The Company disposed of the operations of SVTR through sale of equipment, inventory and technology in March 1999.

     Net Income (Loss). Net loss for 1998 was $495,908, compared to income of $1.9 million for 1997. Excluding acquisition related expenses, net income for 1998 would have been $444,892, or 0.6% of net sales for 1998, compared to 2.7% of net sales for 1997. This decrease was primarily a result of slower sales in the later part of 1998 due to the softness in the worldwide demand for semiconductors. The Company's production infrastructure was capable of higher production run rates, resulting in over capacity and under-absorption of overhead.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table presents unaudited consolidated financial results for each of the eight quarters ended December 31, 1999. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                   QUARTERS ENDED(3)
                                   ---------------------------------------------------------------------------------
                                                    1999                                      1998
                                   ---------------------------------------   ---------------------------------------
                                   DEC 31(1)   SEP 30    JUN 30    MAR 31    DEC 31    SEP 30(2)   JUN 30    MAR 31
                                   ---------   -------   -------   -------   -------   ---------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales........................   $18,015    $14,932   $14,103   $15,606   $15,008    $20,107    $18,139   $22,953
Gross profit.....................     6,023      5,189     4,246     5,560     5,430      8,593      7,253     9,879
Operating income (loss)..........    (2,498)    (1,070)   (2,556)      335       223      2,922      1,686     4,445
Net income (loss)................    (1,374)      (878)   (1,659)      150       251      1,977      1,202     2,748
Diluted net income (loss) per
  share..........................   $ (0.16)   $ (0.11)  $ (0.22)  $  0.02   $  0.03    $  0.25    $  0.14   $  0.32
AS A PERCENTAGE OF NET SALES:
Net sales........................     100.0%     100.0%    100.0%    100.0%    100.0%     100.0%     100.0%    100.0%
Gross profit.....................      33.4%      34.8%     30.1%     35.6%     36.2%      42.7%      40.0%     43.0%
Operating income (loss)..........     (13.9)%     (7.2)%   (18.1)%     2.1%      1.5%      14.5%       9.3%     19.4%
Net income (loss)................      (7.6)%     (5.9)%   (11.8)%     1.0%      1.7%       9.8%       6.6%     12.0%

---------------
(1) Excludes a write-off of in-process research and development costs of $8.8 million or $1.05 per diluted share related to the acquisition of OZ Technologies, Inc.

(2) Excludes a write-off of in-process research and development costs of $1.6 million or $.11 per diluted share, net of tax benefit, related to the acquisition of Cerprobe Europe S.A.S.

(3) Excludes discontinued operations of SVTR, Inc.

     Quarterly results can be affected by a number of factors, including the cyclical nature of the semiconductor industry, market acceptance of the Company's products, product mix, customer order patterns, competition, the availability and cost of raw materials and production capacity, and the Company's ability to respond to technological advances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital requirements primarily through cash flows from operations, equipment lease financing arrangements, and sales of equity securities. At December 31, 1999, cash and short-term investment securities were $3.5 million compared to $19.1 million at December 31, 1998. This decrease was a result of the use of cash related to the acquisition of OZ Technologies, Inc.

     The Company generated $922,747 of cash to support its operating activities for the year ended December 31, 1999. Accounts receivable increased by $3.4 million, net of allowance, or 37.6%, to $12.3 million at December 31, 1999, compared to the balance at December 31, 1998. Of this increase, $3.9 million was due to the acquisition of OZ Technologies, Inc. Inventories increased $4.4 million, net of reserve, or 83.4%, over December 31, 1998, to $9.7 million at December 31, 1999. Of this increase, $3.4 million was due to the acquisition of OZ Technologies, Inc. Income taxes receivable increased $3.3 million, or 465.3%, at December 31, 1999 over December 31, 1998. Approximately $2.0 million of the increase was due to the current recognition of previously recorded deferred losses associated with the sale of equipment and inventory from discontinued operations of SVTR. The remaining amount was a result of losses from current operations. Accounts payable and accrued expenses increased $3.7 million, or 65.2%, to $9.3 million at December 31, 1999. Of this increase, $3.3 million was due to the acquisition of OZ Technologies, Inc.

     Working capital decreased $18.7 million, or 61.3%, to $11.8 million at December 31, 1999. The current ratio decreased from 5.8 at December 31, 1998, to
1.6 at December 31, 1999. This decrease was due primarily to the use of cash and increase in short-term debt related to the acquisition of OZ Technologies, Inc.

     On December 3, 1999, the Company acquired OZ Technologies, Inc. for $19.0 million in cash, notes payable of $5.6 million, and 1.5 million shares of stock. The Company incurred approximately $1.9 million in acquisition related expenses. The notes payable included a Subordinated Promissory Note in the amount of $2,830,000 and a Promissory Note in the amount of $2,800,000.

     The Subordinated Promissory Note accrues interest at a rate of 10% per annum and matures December 3, 2002.

     The Promissory Note accrues interest at a rate of 10% per annum and was to have matured on February 3, 2000. The selling stockholders have agreed to extend the maturity of this note until June 30, 2000. The Company may satisfy the Promissory Note on June 30, 2000, by paying in cash all amounts then due under the Promissory Note or by transferring its real property located at 10365 Sanden Drive, Dallas, Texas (the "Real Property") to the selling stockholders' agent, unencumbered except for minor liens and any mortgage that is executed by the Company in favor of the selling stockholders with respect to the Real Property. If the Company satisfies the Promissory Note by transferring the Real Property to the selling stockholders' agent on June 30, 2000, the Stock Purchase Agreement between the Company and the selling stockholders provides that the Company and the selling stockholders' agent will assign a value (the "Appraised Value") to the Real Property equal to the appraised value for the Real Property as determined by a mutually agreed-upon real estate appraiser. The Stock Purchase Agreement further provides that (1) to the extent the Appraised Value is less than $2,800,000 plus interest due under the Promissory Note, the amount of the difference will be added to the principal amount of the Subordinated Promissory Note and (2) to the extent the Appraised Value is more than $2,800,000 plus interest due under the Promissory Note, the amount of the difference may be applied to reduce the principal amount of the Subordinated Promissory Note if doing so does not cause the Company to violate any covenant in any loan document to which it is a party.

     The Company increased its investment in property, plant and equipment during the year ended December 31, 1999 by $1.8 million from the acquisition of OZ and $6.3 million of capital expenditures. The capital expenditures were primarily attributable to facilitizing of the Company's new manufacturing space for interface products and for new probe card products expected to be ramped into production during the year 2000 and additional costs associated with the Company's recently implemented Oracle based ERP system. These capital expenditures were funded with cash from operations and credit facilities from Bank. The Company estimates that it will make between $7.5 million and $9.5 million purchase for equipment, facility expense and information technology in the year 2000.

     In December 1999, the Company entered into a three-year senior secured credit facility with Bank of America, N.A. (the "Loan and Security Agreement"). The Loan and Security Agreement includes a revolving credit facility in the amount of $15,000,000 subject to borrowing base requirements providing for advances of up to 85% of eligible accounts receivable. Advances on the revolving credit facility bear interest at prime rate plus 0.50%. The facility also includes an inventory term loan in the amount of approximately $5,800,000 and a machinery and equipment term loan in the amount of $2,000,000, both of which bear interest at prime rate plus 2.00%. The inventory term loan will be repaid based upon a 24-month amortization with a balloon payment of the outstanding principal balance at the end of 12 months. The machinery and equipment term loan will be repaid based upon a 60-month amortization with a balloon payment of the outstanding principal balance at the end of 36 months. All loans, advances, and other obligations, liabilities, and indebtedness of the Company under the credit facility are secured by valid, perfected, and enforceable first priority liens upon and a security interest in substantially all of the Company's present and future assets, including all accounts, contract rights, inventory, instruments, documents, fixtures, chattel paper, general intangibles, patents, trademarks, copyrights, trade names, deposit accounts, vehicles, equipment, and pledge of stock of all domestic subsidiaries of Cerprobe and OZ and 65% of the stock of each wholly-owned foreign subsidiary of the Company. This credit facility is also guaranteed by all wholly-owned subsidiaries of Cerprobe and OZ. Advances under the revolving credit facility, the inventory term loan, and the machinery and equipment term loan were $1,300,878, $5,834,000, and $2,000,000 respectively, at December 31, 1999. The inventory term loan and the equipment term loan are at the maximum currently available under the terms of these loans.

     The Loan and Security Agreement contains a number of covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guaranty obligations, prepay indebtedness except in accordance with relevant subordination provisions, pay dividends or make capital distributions (other than distributions in capital stock), create liens on assets, engage in mergers or consolidations (except for any subsidiary which is acquired solely for the Company's Common Stock and that any subsidiary of the Company may voluntarily merge into another subsidiary), engage in certain transactions with subsidiaries and affiliates, make any change in accounting policies or reporting practices except as required or permitted by generally accepted accounting principles and otherwise restrict corporate activities. In addition, the Loan and Security Agreement requires the Company to comply with certain financial covenants, including the maintenance of a consolidated Tangible Net Worth (as defined in the Loan and Security Agreement). At December 31, 1999, the Company was in violation of the Tangible Net Worth covenant under the line of credit agreement which was waived by the lender.

     The Loan and Security Agreement contains customary events of default, including the failure to pay principal when due or any interest or other amount that becomes due, any representation or warranty being made by the Company that is incorrect in any material respect on or as of the date made, a default in the performance of any covenant which continues for more than thirty days, default in certain other indebtedness, certain insolvency events, certain ERISA events, and certain change of control events.

     The Company believes that its working capital, together with the loan and lease commitments described above and anticipated cash flow from operations, will provide adequate sources to fund operations for at least the next 12 months. The Company anticipates that any additional cash requirements for operations or capital expenditures will be financed through cash flow from operations, by borrowing from the Company's primary lender, by lease financing arrangements, or by sales of equity securities. Any such financing may not be available on acceptable terms and any additional equity financing, if available, would result in additional dilution to existing investors.

YEAR 2000

     In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed the remediation and testing of its critical computer dependent systems. Through March 27, 2000, the Company has experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of our suppliers and vendors throughout the year 2000.

     If significant yet to be identified Year 2000 issues arise, the Company may experience significant problems that could have an adverse affect on its financial condition and results of operations. Litigation regarding Year 2000 issues is possible. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

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

     Changes in the Company's supplier prices did not have a significant impact on cost of sales during 1999 or 1998.

     As a result of the Company's operation of the manufacturing, repair, and sales facilities in Scotland, France, Singapore, and Taiwan, the Company's foreign transactions may be denominated in currencies other than the U.S. Dollar. Such transactions may expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. Fluctuations in the currency exchange rate in the future may have an adverse impact on the Company's foreign operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A portion of the Company's foreign sales are denominated in currencies other than the U.S. Dollar. The Company may also purchase a portion of its raw materials and equipment from foreign suppliers and will incur labor costs in a foreign currency. Such transactions expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. The Company monitors its foreign currency exposure and from time to time enters into hedging transactions to manage this exposure. There were no forward contracts at December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report and Consolidated Financial Statements of the Company are set forth on pages F-1 to F-24 of this report and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the Company's directors. The information required by this Item relating to the Company's executive officers is included under the caption "Executive Officers" in Part I of this report

NAME                                     AGE                 POSITION(S) WITH CERPROBE
----                                     ---                 -------------------------
Ross J. Mangano(1)(2)..................  54     Chairman of the Board of Directors
C. Zane Close..........................  50     President, Chief Executive Officer, and Director
William A. Fresh(2)....................  71     Director
Kenneth W. Miller(1)...................  68     Director
Donald F. Walter(1)(2).................  67     Director

---------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

     Ross J. Mangano has served as the Chairman of the Board of Directors of the Company since February 1993 and as a director of the Company since February 1988. Mr. Mangano has served as the President of Oliver Estate, Inc., an investment management company, since 1996. Prior to that time, Mr. Mangano served in various management positions with Oliver Estate, Inc., since 1971. Mr. Mangano also is an investment analyst for Oliver Estate, Inc. Since July 1998, Mr. Mangano has served on the Board of Directors of U.S. RealTel, Inc., a public corporation owning access rights on properties around the world and has served as director of U.S. RealTel Argentina since 1999 as well. Mr. Mangano has served on the Board of Directors of BioSante Pharmaceuticals, Inc., a public company, since July 1999 and Orchard Software Corporation, a privately held company, which develops software for the medical industry, since August 1998. From August 1997 to 1999, Mr. Mangano served on the Board of Directors of Blue Chip Casino, a privately held casino. From December 1993 to 1996, Mr. Mangano served on the Board of Directors of Cole Taylor Financial Group, a publicly held bank holding company.

     C. Zane Close has served as President and Chief Executive Officer and as a director of the Company since July 1990. From September 1989 to July 1990, Mr. Close served as Vice President and General Manager of Probe Technology Corporation ("Probe Technology"), a manufacturer of probing devices for testing integrated circuits. Mr. Close served as Vice President of Operations of Probe Technology from February 1985 to September 1989. Prior to joining Probe Technology, Mr. Close held various financial and management positions at California Devices, NKB Corporation, and National Semiconductor Corporation.

     William A. Fresh has served as a director of the Company since April 1995. Mr. Fresh co-founded Fresh Test Technology Corporation ("Fresh Test"), a designer and manufacturer of probe and interface test technology for the semiconductor industry, which was acquired by the Company in April 1995. He served as Chairman of the Board and Chief Executive Officer of Fresh Test from January 1986 through March 1995. Mr. Fresh also has served as the Chairman of the Board and Chief Executive Officer of Magellan Technology, a public holding company; and Orem Tek Development Corp., a real estate development company, since May 1990 and May 1991, respectively. Mr. Fresh served as Chairman of the Board and Chief Executive Officer of Satellite Images System Corporation, a medical information processing company, from February 1992 to August 1996, and from August 1996 to May 1998 served on the Board of Directors of the successor company known as Satellite Images System, L.L.C. Mr. Fresh served as Chairman of the Board of

EFI Electronics, a publicly held power conditioning company; and Fresh Technology Company, a PC-based software company, from January 1991 to March 1994. From April 1996 to July 1998, Mr. Fresh served on the Board of Directors of Sento Technical Innovation Corporation, a publicly held software company. Mr. Fresh has served as Chairman of the Board and as senior consultant to Brow Z.com since August 1998.

     Kenneth W. Miller has served as a director of the Company since 1979. Mr. Miller served as Treasurer of the Company from June 1994 to June 1996 and as Secretary of the Company from October 1991 to June 1996. Since January 1992, Mr. Miller has served as a business consultant to various companies involved in the microelectronic industry. From April 1991 until October 1991, Mr. Miller served as Marketing Director of Scrantom Engineering, Inc., a manufacturer of hybrid circuits and ceramic circuit boards. From September 1988 until April 1991, Mr. Miller served as Marketing Director of Advanced Packaging Systems, a manufacturer of high-density ceramic and polymer thin film interconnect products. From 1981 to September 1988, Mr. Miller served as President of Interamics, a manufacturer of ceramic packages for ICs and hybrid substrates.

     Donald F. Walter has served as a director of the Company since May 1991. Since 1982, Mr. Walter has been a financial consultant and is the principal of Walter & Keenan Financial Consulting Co., a financial consulting firm. Since January 1982, Mr. Walter has served as a director of National Standard Co., a publicly held manufacturer of specialty wire products. Since October 1988, Mr. Walter has served as a director of Metro BanCorp, a publicly held bank.

     Directors hold office until their successors have been elected and qualified. All officers are elected by the Board of Directors and hold office until their successors have been duly elected and qualified, or until resignation or removal. There currently is no classification of the Board of Directors. There are no family relationships among any of the directors or officers of the Company.

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

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms filed with the SEC.

     Based solely on the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 1999, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table sets forth information concerning the compensation for the fiscal years ended December 31, 1999, 1998, and 1997 earned by the Company's Chief Executive Officer and the Company's four most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for the last fiscal year (the "Named Officers").

                                                                                   LONG TERM COMPENSATION
                                           ANNUAL COMPENSATION               -----------------------------------
                               -------------------------------------------           AWARDS
                                                                 OTHER       ----------------------    PAYOUTS
                                                                 ANNUAL      RESTRICTED               ----------    ALL OTHER
NAME AND                                                        COMPEN-         STOCK      OPTIONS/      LTIP        COMPEN-
PRINCIPAL POSITION             YEAR    SALARY($)   BONUS($)   SATION($)(1)   AWARD(S)($)   SARS(#)    PAYOUTS($)   SATION($)(2)
------------------             ----    ---------   --------   ------------   -----------   --------   ----------   ------------
C. Zane Close................  1999     280,000         --        --             --             --       --           1,000(3)
President and Chief            1998     270,000         --        --             --        140,000(2)    --           1,500(4)
Executive Officer              1997     209,276    185,716        --             --         60,000       --                --

Michael K. Bonham............  1999     160,000         --        --             --             --       --           1,000(3)
Sr. Vice President of          1998     150,000         --        --             --         65,000(2)    --           1,500(4)
Sales and Marketing            1997     134,950     99,547        --             --         15,000       --          13,349(5)

Randal L. Buness.............  1999     160,000         --        --             --             --       --           1,000(3)
Senior Vice President,         1998     148,000         --        --             --         90,000(2)    --           1,500(4)
Chief Financial Officer,       1997     119,981     75,000        --             --             --       --                --
Secretary and Treasurer

Kevin M. Kurtz...............  1999     150,000         --        --             --             --       --           8,200(3)
Vice President, Operations     1998     150,000         --        --             --             --       --           8,700(4)
                               1997     133,000     20,000        --             --         20,000       --           1,800(6)

Henry P. Scutoski............  1999     125,000         --        --             --          5,000       --           1,000(3)
Vice President, Quality        1998     115,000         --        --             --             --       --           1,500(4)
and Process Management         1997     105,000     11,626        --             --             --       --                --

---------------
(1) Other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any of the Named Officers.

(2) Reflects the effect of the reissuance in August 1998 of options to acquire 60,000, 25,000, and 40,000 shares granted to Messrs. Close, Bonham, and Buness, respectively, originally granted in January 1998 and cancelled.

(3) Represents matching contributions to the Company's 401(k) plan of $1,000 to Messrs. Close, Bonham, Buness, Kurtz, and Scutoski. In addition, $7,200 represents an auto allowance to Mr. Kurtz.

(4) Represents matching contributions to the Company's 401(K) plan of $1,500 to Messrs. Close, Bonham, Buness, Kurtz, and Scutoski. In addition, $7,200 represents an auto allowance to Mr. Kurtz.

(5) Represents salary and/or bonus earned by Mr. Bonham in 1996 payment for which was deferred to 1997.

(6) Represents an auto allowance of $1,800 to Mr. Kurtz.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information on stock options granted to the Company's Named Officers during the fiscal year ended December 31, 1999.

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                    INDIVIDUAL GRANTS                               ANNUAL RATES OF
                          ---------------------------------------------------------------------       STOCK PRICE
                              NUMBER OF                                                             APPRECIATION FOR
                              SECURITIES                             EXERCISE                      OPTION TERM($)(1)
                          UNDERLYING OPTIONS   % OF TOTAL OPTIONS     PRICE                       --------------------
NAME                         GRANTED (#)       GRANTED FISCAL YEAR    ($/SH)    EXPIRATION DATE      5%         10%
----                      ------------------   -------------------   --------   ---------------   --------   ---------
Henry P. Scutoski.......       5,000(2)                1.2%           15.125        2/16/09        47,560     120,527

---------------
(1) Calculated from a base price equal to the exercise price of each option, which was the fair market value of the common stock on the date of grant. The amounts represent only certain assumed rates of appreciation.

(2) One-fifth of the options vest and become exercisable on the date of grant, February 16, 1999; and one-fifth on each of February 16, 2000; February 16, 2001; February 16, 2002; and February 16, 2003.

OPTION HOLDINGS AND YEAR END OPTIONS VALUES

     The following table contains certain information representing the options held by the Named Officers as of December 31, 1999.

                                           NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED IN-THE-
                                             OPTIONS AT FISCAL               MONEY OPTIONS AT FISCAL
                                                YEAR-END(#)                      YEAR-END($)(1)
                                      -------------------------------    -------------------------------
NAME                                  EXERCISABLE    UNEXERCISABLE(2)    EXERCISABLE    UNEXERCISABLE(2)
----                                  -----------    ----------------    -----------    ----------------
C. Zane Close.......................    98,000           102,000             $--               $--
Michael K. Bonham...................    36,500            43,500             --                --
Randal L. Buness....................    76,000            64,000             --                --
Kevin M. Kurtz......................    38,000            12,000             --                --
Henry P. Scutoski...................     5,000             5,000             --                --

---------------
(1) Calculated based upon the December 31, 1999, The Nasdaq National Market(R) closing price of $7.375 per share, multiplied by the applicable number of shares in-the-money, less the aggregate exercise price for such shares.

(2) Not vested as of December 31, 1999.

EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS

     The Company has entered into Employment Agreements with C. Zane Close, Michael K. Bonham, and Randal L. Buness that provide a base salary of $280,000 for Mr. Close and $160,000 for Messrs. Bonham and Buness and entitles each to participate in incentive compensation programs, stock option plans, and other generally available benefit programs. The terms of the agreements are two years for Mr. Close and one year for Messrs. Bonham and Buness, and each provides for automatic successive one-year renewal terms to continue until one party provides the other with written notice of non-renewal.

     Under each of the agreements, if the executive's employment is terminated by the Company without Cause (as defined) or by the executive for Good Reason (as defined), the executive will be entitled to "Severance Benefits." Under the agreements, Severance Benefits are defined as the greater of:

     - the sum of (a) the executive's base salary for the unexpired term of the agreement, and (b) the average of incentive compensation paid to the executive for the two years prior to the date of termination multiplied by a fraction, the numerator of which is the number of months remaining from the date of termination to the end of the term of the agreement and the denominator of which is 12, or

     - the sum of (x) the executive's base salary in effect on the date of termination and (y) the average of incentive compensation paid to the executive for the two years prior to the date of termination.

     In addition, under the agreements each executive will continue to receive life, disability, accident and group health insurance benefits substantially similar to those which he was receiving immediately prior to his termination of employment until the earlier of the end of the period of 12 months following his termination of employment or the day on which he becomes eligible to receive any substantially similar continuing health care benefits under any plan or program of any other employer.

     Each of the agreements provides for the Company to indemnify the executive for certain liabilities arising from actions taken within the scope of employment. Each agreement contains restrictive covenants pursuant to which the executive has agreed not to compete with the Company or to solicit any clients or employees for a period of one year after the executive's employment ceases. These restrictions do not apply if the executive is terminated without Cause or by the executive for Good Reason.

  Change of Control Agreements

     The Company also entered into Change of Control Agreements with Messrs. Close, Bonham, and Buness. These Change of Control agreements provide that, upon termination of their employment by the Company without Cause (as defined) within two years following a Change of Control (as defined), or termination by executive for Good Reason (as defined) within two years following a Change of Control each is entitled to lump sum payment equal to the sum of:

     - two times base salary on the date of termination of employment,

     - two times the average of incentive compensation for the two years prior to termination of employment, and

     - the amount of any lump-sum severance benefit paid under any employment agreement.

     Additionally, each will be entitled to continuation of life, disability and group health benefits for 24 months after termination of employment.

     Notwithstanding the above, the benefits under the Change of Control Agreements will be reduced to the extent that the payments would not be deductible by the Company (in whole or in part) under Section 280G of the Internal Revenue Code (which is generally equal to 299% of the executive's average annual total compensation during the preceding five years).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 9, 2000 by:

     - each director;

     - each Named Officer set forth in the Summary Compensation Table under the section entitled "Executive Compensation";

     - all directors and executive officers of the Company as a group; and

     - each person known by the Company to be the beneficial owner of more than 5% of the Common Stock. The information as to beneficial ownership is based upon statements furnished to the Company by such persons.

NAME AND ADDRESS                                                 AMOUNT AND NATURE OF       PERCENT OF
OF BENEFICIAL OWNER(1)                                         BENEFICIAL OWNERSHIP(2)       CLASS(3)
----------------------                                        --------------------------    ----------
Directors and Named Officers
Ross J. Mangano.............................................            535,799(4)             5.67%
C. Zane Close...............................................            170,100(5)             1.78%
William A. Fresh............................................            175,535(6)             1.86%
Kenneth W. Miller...........................................            149,499(7)             1.58%
Donald F. Walter............................................             34,999(8)                *
Michael K. Bonham...........................................             98,017(9)             1.04%
Randal L. Buness............................................            79,000(10)                *
Kevin M. Kurtz..............................................            49,997(11)                *
Henry P. Scutoski...........................................            16,820(12)                *
All directors and executive officers as a group (nine
  persons)..................................................         1,309,766(13)            13.38%
Affiliate Nasser Barabi.....................................           525,000(14)             5.57%

---------------
  *  Less than 1%.

 (1) Each director and officer of the Company may be reached through the Company at 1150 North Fiesta Boulevard, Gilbert, Arizona 85233-2237.

 (2) Unless otherwise indicated, and subject to community property laws where applicable, all shares are owned of record by the persons named and the beneficial ownership consists of sole voting power and sole investment power.

 (3) The percentages shown include the shares of Common Stock actually owned as of March 27, 2000 and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of March 27, 2000, pursuant to the exercise of stock options. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of March 27, 2000, upon the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

 (4) Includes 20,000 shares in the name of Nat & Co voted pursuant to a power of attorney, 21,300 shares in the name of Oliver & Company voted pursuant to a power of attorney, 90,000 shares in the name of Millie M. Cunningham voted pursuant to a power of attorney, 350,200 shares held in the name of Troon & Co., Ross J. Mangano, et al., Trustees for which Mr. Mangano serves as a trustee, and 21,999 shares that Mr. Mangano has the right to acquire pursuant to the exercise of options.

 (5) Includes 110,000 shares that Mr. Close has the right to acquire pursuant to the exercise of options.

 (6) Includes 111,461 shares held by WAF Investment Company, a company 100% owned by Mr. Fresh and his wife, 19,716 shares held by The William A. and Reva Luana Fresh Charitable Remainder Unitrust, and 21,999 shares that Mr. Fresh has the right to acquire pursuant to the exercise of options.

 (7) Includes 50,000 shares held by U.S. Trust Company of California, N.A., as trustee for the Kenneth W. Miller Charitable Remainder Unitrust. Mr. Miller disclaims beneficial ownership with respect to these shares. Also includes 21,999 shares that Mr. Miller has the right to acquire pursuant to the exercise of options.

 (8) Includes 21,999 shares that Mr. Walter has the right to acquire pursuant to the exercise of options.

 (9) Includes 37,750 shares that Mr. Bonham has the right to acquire pursuant to the exercise of options.

(10) Includes 76,000 shares that Mr. Buness has the right to acquire pursuant to the exercise of options.

(11) Includes 48,000 shares that Mr. Kurtz has the right to acquire pursuant to the exercise of options.

(12) Includes 9,000 shares that Mr. Scutoski has the right to acquire pursuant to the exercise of options.

(13) Includes 368,746 shares that members of the group had the right to acquire as of March 27, 2000 or within 60 days of March 27, 2000, pursuant to the exercise of stock options.

(14) Mr. Barabi's address is 3387 Investment Boulevard Hayward, California,
     94545.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company believes that it is important for its directors and officers to be significant stakeholders in the Company. With this in mind, in August 1999, the Board of Directors approved a director and executive officer loan program to provide financial assistance to directors and executive officers, by way of loans, to assist with the exercise price and tax consequences of stock option exercises (the "Loan Program"). Under the Loan Program, the Company provides loans up to the amount of the exercise price to be paid plus presumed Federal and State taxes on the exercise of a stock option. Each member of the Board, each of the Company's executive officers, and any other individual designated by the Board are eligible for the loans. The Loan Program provides for unsecured, recourse loans, that bear interest at the applicable short-term Federal rate (for loans with terms less than three years), or the applicable mid-term Federal rate (for loans with terms of three years or greater). Generally, the term of the loans will be no longer than five years, although the Board may provide for a longer term on a case-by-case basis. Payments are due in installments of principal and interest throughout the term of the loans. If the employment/services of a Loan Program participant is terminated for "cause" or if the participant resigns without "good reason," any loans to that participant will be immediately due and payable. If the participant's employment/services is terminated without cause or if the participant resigns with good reason, then any loan remains payable pursuant to the original term of the loan. The terms cause and good reason are generally defined in the Company's standard executive employment agreements as modified for non-employee members of the Board.

     In 1999, the Loan Program provided loans totaling $841,465 in connection with the exercises of options to purchase 145,000 shares of Company stock and pay income tax liabilities associated with those exercises.

     The following table sets forth certain information regarding loans made by the Company to its directors and executive officers that were outstanding as of December 31, 1999 (collectively, the "Loans"). As of December 31, 1999, the aggregate indebtedness owed to the Company pursuant to the Loan Program was $889,206, including accrued interest thereon.

                                                                AMOUNT OUTSTANDING     NUMBER OF SHARES
NAME AND                                                        AS OF DECEMBER 31,     PURCHASED THROUGH
PRINCIPAL POSITION                        DATE DEBT INCURRED         1999(1)          EXERCISE OF OPTIONS
------------------                        ------------------    ------------------    -------------------
C. Zane Close...........................        8/5/99               $372,511               60,000
  President, Chief Executive
  Officer, and Director
Michael K. Bonham.......................        8/5/99               $310,965               50,000
  Sr. Vice President of Sales
  and Marketing
Kenneth W. Miller.......................       8/16/99               $117,626               20,000
  Director
Donald F. Walter........................       8/24/99               $ 88,104               15,000
  Director

---------------
(1) Includes accrued interest.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

     1. Financial Statements

     The following Financial Statements of the Company are filed with this report:

DESCRIPTION                                                     PAGE
-----------                                                     ----
Independent Auditors' Report................................    F-1
Consolidated Balance Sheets, December 31, 1999 and 1998.....    F-2
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998, and 1997.........................    F-3
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the years ended December 31,
  1999, 1998, and 1997......................................    F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997.........................    F-5
Notes to Consolidated Financial Statements..................    F-6

     2. Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2(a)     Agreement of Merger and Plan of Reorganization dated
          February 21, 1995, as amended by that certain Amendment of
          Agreement of Merger and Plan of Reorganization dated March
          31, 1995, by and among Fresh Test Acquisition, Inc., the
          Company, Fresh Technology Corporation, and William A. Fresh,
          Robert K. Bench, Harold D. Higgins, WAF Investment Company
          and Orem Tek Development Corp. filed as Exhibit 2 to the
          Company's Current Report on Form 8-K filed with the
          Commission on or about April 4, 1995 and incorporated herein by reference.
 3(a)     Second Restated Certificate of Incorporation of Cerprobe
          Corporation, filed with the Secretary of State on June 23,
          1998, filed as Exhibit 3(e) to the Company's Form 10-Q for the period ended June 30, 1998 and incorporated herein by
          reference.
 3(b)     Bylaws of the Company dated March 14, 1987, filed as Exhibit
          4(b) to the Company's Form 10-Q for the period ended June
          30, 1987 and incorporated herein by reference.
 3(c)     Rights Agreement, dated September 28, 1998, between Cerprobe
          Corporation and American Securities Transfer & Trust,
          Incorporated, as Rights Agent, filed as an Exhibit to the
          Company's Form 8-A filed on or about October 2, 1998 and
          incorporated herein by reference.
 4(a)     Specimen Stock Certificate filed as Exhibit 4(c) to the
          Company's Form S-18 Registration Statement (No. 2-85679) and
          incorporated herein by reference.
 4(b)     Specimen Convertible Subordinated Debenture filed as Exhibit
          4(b) to the Company's Form 10-K for the year ended December
          31, 1990 and incorporated herein by reference.
 4(c)     Specimen Series A Preferred Stock Certificate filed as
          Exhibit 4(c) to the Company's Form 10-KSB for the year ended
          December 31, 1995 and incorporated herein by reference.
 4(d)     Certificate of Designations of Series A Preferred Stock
          dated January 11, 1996, as filed with the Secretary of State of Delaware, filed as Exhibit 4(d) to the Company's Form
          10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10(a)     Non-Qualified Stock Option Plan adopted by the Company's
          Board of Directors on June 25, 1983, as amended, and Form of
          Qualified Stock Option Agreement filed as Exhibits 4(a) and
          4(c) to the Company's Form S-8 Registration Statement (No.
          33-65200) and incorporated herein by reference.
10(b)     Incentive Stock Option Plan adopted by the Company's Board of Directors on April 3, 1989, filed as Exhibit 10(k) to the
          Company's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference and Form of Incentive Stock
          Option Agreement filed as Exhibit 4(d) to the Company's Form
          S-8 Registration Statement (No. 33-65200) and incorporated herein by reference.
10(bb)    Agreement between Cerprobe Europe, Limited and Lanarkshire
          Development Agency dated August 15, 1994, as amended, filed as Exhibit 10(bb) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by
          reference.
10(cc)    Lease Agreement between the Company and Realtec Properties
          I, L.P. dated July 17, 1995 filed as Exhibit 1 to the
          Company's Form 10-QSB for the quarter ended June 30, 1995
          and incorporated herein by reference.
10(dd)    Lease Agreement between the Company and East Point Realty
          Trust dated June 30, 1995 filed as Exhibit 2 to the
          Company's Form 10-QSB for the quarter ended June 30, 1995
          and incorporated herein by reference.
10(gg)    Letter of Intent between the Company and Technology Parks
          PTE LTD dated June 23, 1995 filed as Exhibit 5 to the
          Company's Form 10-QSB for the quarter ended June 30, 1995
          and incorporated herein by reference.
10(ll)    The Company's 1995 Stock Option Plan filed as Exhibit 10(ll)
          to the Company's Form 10-KSB for the year ended December 31,
          1995 and incorporated herein by reference.
10(oo)    Memorandum of Lease with respect to the Lease Agreement
          between the Company and CRPB Investors, L.L.C. dated August
          21, 1996, and the Addendum to the Lease Agreement filed as an Exhibit to the Company's Form 10-QSB for the quarter
          ended September 30, 1996 and incorporated herein by
          reference.
10(qq)    Operating Agreement between the Company and CRPB Investors,
          L.L.C. dated September 18, 1996 filed as an Exhibit to the
          Company's Form 10-QSB for the quarter ended September 30,
          1996 and incorporated herein by reference.
10(rr)    Agreement of Merger and Plan of Reorganization, dated as of
          October 25, 1996, by and among the Company, C-Route
          Acquisition, Inc., CRoute, Inc., CompuRoute, Incorporated,
          and Souad Shrime filed as Exhibit 10(rr) to the Company's
          Registration Statement on Form S-4 (No. 333-15785) and
          incorporated herein by reference.
10(ss)    Agreement and Plan of Merger, dated as of October 25, 1996, by and between CompuRoute, Incorporated, and CRoute, Inc.
          filed as Exhibit 10(ss) to the Company's Registration
          Statement on Form S-4 (No. 333-15785) and incorporated
          herein by reference.
10(tt)    Purchase and Sale Agreement dated as of October 25, 1996, by and between Souad Shrime and the Company filed as Exhibit
          10(tt) to the Company's Registration Statement on Form S-4
          (No. 333-15785) and incorporated herein by reference.
10(uu)    Indemnification Agreement by Souad Shrime in favor of and
          for the benefit of the Company and C-Route Acquisition, Inc.
          filed as Exhibit 10(uu) to the Company's Registration
          Statement on Form S-4 (No. 333-15785) and incorporated
          herein by reference.
10(vv)    Agreement of Merger and Plan of Reorganization dated January
          15, 1997, by and among the Company, EMI Acquisition, Inc.,
          Silicon Valley Test & Repair, Inc., and William and Carol
          Mayer filed as Exhibit 1 to the Company's Current Report on
          Form 8-K filed with the Commission on or about January 30,
          1997 and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10(ww)    Registration Rights Agreement dated January 15, 1997, by and between the Company and William and Carol Mayer filed as
          Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on or about January 30, 1997 and
          incorporated herein by reference.
10(xx)    Employment Agreement dated January 15, 1997, by and between the Company and William and Carol Mayer filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the
          Commission on or about January 30, 1997 and incorporated
          herein by reference.
10(aaa)   Lease agreement between CompuRoute and Banc One Leasing
          dated November 17, 1997, filed as Exhibit 10(aaa) to the
          Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
10(bbb)   Master Lease Agreement between Company and Banc One Leasing
          Corporation, dated February 16, 1998, filed as Exhibit
          10(bbb) to the Company's Form 10-K for the year ended
          December 31, 1997 and incorporated herein by reference.
10(ccc)   Lease agreement between CompuRoute and Banc One Leasing
          Corporation, dated May 7, 1998, filed as Exhibit 10(ccc) to the Company's Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.
10(ddd)   Lease agreement between CompuRoute and Banc One Leasing
          Corporation, dated June 17, 1998, filed as Exhibit 10(ddd)
          to the Company's Form 10-Q for the period ended June 30,
          1998 and incorporated herein by reference.
10(eee)   Lease agreement between Cerprobe Corporation and
          Jackson-Shaw El Dorado Tech I Limited Partnerships, dated
          May 15, 1998, filed as Exhibit 10(eee) to the Company's Form
          10-Q for the period ended June 30, 1998 and incorporated
          herein by reference.
10(fff)   Lease agreement between Cerprobe Corporation and Banc One
          Leasing Corporation, dated October 22, 1998, filed as
          Exhibit 10(fff) to the Company's Form 10-Q for the period
          ended June 30, 1998 and incorporated herein by reference.
10(ggg)   Business Loan agreement between Cerprobe Corporation and
          Bank of America, dated December 31, 1998, filed as Exhibit
          10(ggg) to the Company's Form 10-Q for the period ended
          March 31, 1999.
10(hhh)   Lease agreement between Cerprobe Corporation and Bank of
          America, dated February 26, 1999, filed as Exhibit 10(hhh)
          to the Company's Form 10-Q for the period ended March 31,
          1999.
10(iii)   Employment Agreement between Cerprobe Corporation and C.
          Zane Close effective January 1, 1999, filed as Exhibit
          10(iii) to the Company's Form 10-Q for the period ended
          March 31, 1999.
10(jjj)   Employment Agreement between Cerprobe Corporation and
          Michael K. Bonham effective January 1, 1999, filed as
          Exhibit 10(jjj) to the Company's Form 10-Q for the period
          ended March 31, 1999.
10(kkk)   Employment Agreement between Cerprobe Corporation and Randal
          L. Buness effective January 1, 1999, filed as Exhibit
          10(kkk) to the Company's Form 10-Q for the period ended
          March 31, 1999.
10(lll)   Change of Control Agreement between Cerprobe Corporation and
          C. Zane Close dated January 28, 1999, filed as Exhibit
          10(lll) to the Company's Form 10-Q for the period ended
          March 31, 1999.
10(mmm)   Change of Control Agreement between Cerprobe Corporation and
          Michael K. Bonham dated January 26, 1999, filed as Exhibit
          10(mmm) to the Company's Form 10-Q for the period ended
          March 31, 1999.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10(nnn)   Change of Control Agreement between Cerprobe Corporation and
          Randal L. Buness dated January 26, 1999, filed as Exhibit
          10(nnn) to the Company's Form 10-Q for the period ended
          March 31, 1999.
10(ooo)   First Amendment to the Cerprobe Corporation 1997 Employee
          Stock Purchase Plan dated February 15, 1999, filed as
          Exhibit 10(ooo) to the Company's Form 10-Q for the period
          ended March 31, 1999.
10(ppp)   Form of Secured Promissory Note and Stock Pledge Agreement
          entered into on August 16, 1999 between Cerprobe Corporation as Lender and Pledgee and each of the following as Borrower and Pledgor: Kenneth W. Miller ($115,000), Donald Walter
          ($86,250), C. Zane Close ($345,000), and Michael Bonham
          ($287,500), filed as Exhibit 10(ppp) to the Company's Form
          10-Q for the period ended September 30, 1999.
10(qqq)   Registration of 1.5 million shares of Cerprobe Corporation
          Common Stock on the Company's Form S-3 on March 8, 2000, in
          conjunction with the purchase of OZ Technologies, Inc. (no.
          333-31992) and incorporated herein by reference.
10(rrr)   Non-Qualified Stock Option Plan adopted by Cerprobe
          Corporation's Board of Directors on December 3, 1999, and
          Stock Option Agreement filed with the Company's form S-8
          Registration Statement on March 8, 2000, (no. 333-31954) and
          incorporated herein by reference.
10(sss)   Employment Agreement between Cerprobe Corporation and Daniel
          J. Hill effective October 19, 1999.
10(ttt)   Change of Control Agreement between Cerprobe Corporation and
          Daniel J. Hill dated October 19, 1999.
10(uuu)   Lease agreement between Cerprobe Interconnect Solutions,
          Inc. and Bank One Leasing Corporation dated November 15,
          1999.
10(vvv)   Lease agreement between Cerprobe Corporation and Bank One
          Leasing Corporation dated November 15, 1999.
10(www)   Stock Purchase Agreement between Cerprobe Corporation and OZ
          Technologies, Inc., Nasser Barabi, Iraj Barabi, Ali
          Bushehri, and Aham Barabi dated December 3, 1999, filed as
          Exhibit 1 to the Company's 8-K on December 18, 1999.
10(xxx)   Subordinated Promissory Note between Cerprobe Corporation
          and Ali Bushehri, dated December 3, 1999 filed as Exhibit 2 to the Company's 8-K on December 18, 1999.
10(yyy)   Promissory Note between Cerprobe Corporation and Ali
          Bushehri, dated December 3, 1999 filed as Exhibit 3 to the
          Company's 8-K on December 18, 1999.
10(zzz)   Employment Agreement between Cerprobe Corporation and Nasser
          Barabi effective December 3, 1999, filed as Exhibit 4 to the
          Company's 8-K on December 18, 1999.
10(aaaa)  Employment Agreement between Cerprobe Corporation and Iraj
          Barabi effective December 3, 1999, filed as Exhibit 5 to the
          Company's 8-K on December 18, 1999.
10(bbbb)  Consulting Agreement between Cerprobe Corporation and C-MA
          International, Ltd. Effective December 3, 1999, filed as
          Exhibit 6 to the Company's 8-K on December 18, 1999.
10(cccc)  Noncompetition Agreement between Cerprobe Corporation and
          Nasser Barabi effective December 3, 1999, filed as Exhibit 7 to the Company's 8-K on December 18, 1999.
10(dddd)  Noncompetition Agreement between Cerprobe Corporation and
          Iraj Barabi effective December 3, 1999, filed as Exhibit 8 to the Company's 8-K on December 18, 1999.
10(eeee)  Noncompetition Agreement between Cerprobe Corporation and
          Ali Busherhi effective December 3, 1999, filed as Exhibit 9 to the Company's 8-K on December 18, 1999.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10(ffff)  Noncompetition Agreement between Cerprobe Corporation and
          Ahmad Barabi effective December 3, 1999, filed as Exhibit 10 to the Company's 8-K on December 18, 1999.
10(gggg)  Loan and Security Agreement between Cerprobe Corporation and
          Bank of America dated December 3, 1999, filed as Exhibit 11 to the Company's 8-K on December 18, 1999.
10(hhhh)  Notification of Assignment of payments between Cerprobe
          Corporation, Oracle Credit Corporation and Newcourt
          Financial USA, Inc. dated March 16, 2000.
11        Computation of Net Income (Loss) per Share.
21        List of Subsidiaries.
23        Consent of KPMG LLP, Independent Accountants
27.1      Financial Data Schedule for twelve months ended December 31,
          1999
27.2      Restated Financial Data Schedule for twelve months ended
          December 31, 1998

  (b) Reports on Form 8-K

Form 8-K, filed on December 18, 1999, to report the acquisition of OZ Technologies, Inc.

Form 8-K/A filed on February 18, 2000 to incorporate the Proforma Combined Condensed Financial Statements with respect to the acquisition of OZ Technologies, Inc.

Form 8-K filed March 7, 2000, to file December 31, 1999 financial statements.

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

Dated: March 30,2000

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

                /s/ ROSS J. MANGANO                  Chairman of the Board of           March 30, 2000
---------------------------------------------------    Directors and Director
                  Ross J. Mangano

                 /s/ C. ZANE CLOSE                   President, Chief Executive         March 30, 2000
---------------------------------------------------    Officer, and Director
                   C. Zane Close                       (Principal Executive Officer)

               /s/ RANDAL L. BUNESS                  Senior Vice President, Chief       March 30, 2000
---------------------------------------------------    Financial Officer, Secretary,
                 Randal L. Buness                      and Treasurer (Principal
                                                       Financial and Accounting
                                                       Officer)

               /s/ WILLIAM A. FRESH                  Director                           March 30, 2000
---------------------------------------------------
                 William A. Fresh

               /s/ KENNETH W. MILLER                 Director                           March 30, 2000
---------------------------------------------------
                 Kenneth W. Miller

               /s/ DONALD F. WALTER                  Director                           March 30, 2000
---------------------------------------------------
                 Donald F. Walter

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Cerprobe Corporation:

     We have audited the accompanying consolidated balance sheets of Cerprobe Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerprobe Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Phoenix, Arizona
February 15, 2000

                     CERPROBE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
ASSETS
Current assets:
  Cash......................................................  $ 3,484,045    $ 4,753,696
  Short-term investment securities..........................           --     14,305,400
  Accounts receivable, net of allowance of $331,009 in 1999
     and $333,364 in 1998...................................   12,313,053      8,951,680
  Inventories, net..........................................    9,728,500      5,303,631
  Accrued interest receivable...............................       22,157        102,093
  Prepaid expenses..........................................    1,107,378        869,382
  Income taxes receivable...................................    4,041,140        714,811
  Deferred tax asset........................................    2,123,609        446,092
  Net assets of discontinued operations.....................           --      1,481,903
                                                              -----------    -----------
          Total current assets..............................   32,819,882     36,928,688
Property, plant, and equipment, net.........................   23,537,021     21,169,934
Intangible assets, net......................................   26,334,157      4,579,035
Other assets................................................      676,485      1,007,917
                                                              -----------    -----------
          Total assets......................................  $83,367,545    $63,685,574
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 3,687,143    $ 2,534,997
  Accrued expenses..........................................    5,584,724      3,075,894
  Current portion of notes payable..........................   10,334,878        138,985
  Current portion of capital lease obligations..............      954,957        660,192
  Net liabilities of discontinued operations................      446,629             --
                                                              -----------    -----------
          Total current liabilities.........................   21,008,331      6,410,068
Notes payable, less current portion.........................    5,200,034        731,555
Capital lease obligations, less current portion.............    2,454,637      2,472,563
Deferred tax and other liabilities..........................      472,158          7,073
                                                              -----------    -----------
          Total liabilities.................................   29,135,160      9,621,259
                                                              -----------    -----------
Minority interest...........................................    1,115,545        590,465
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.05 par value; authorized 10,000,000
     shares; issued and outstanding none....................           --             --
  Common stock, $.05 par value; authorized 25,000,000
     shares; issued 9,863,245 and outstanding 9,419,052
     shares at December 31, 1999 and issued 8,131,279 and
     outstanding 7,645,126 shares at December 31, 1998......      493,162        406,564
  Additional paid-in capital................................   67,830,701     55,271,200
  Retained earnings (deficit)...............................   (9,074,938)     3,505,734
  Accumulated other comprehensive loss:
     Foreign currency translation...........................     (236,534)      (188,131)
                                                              -----------    -----------
                                                               59,012,391     58,995,367
  Treasury stock, at cost, 444,193 shares at December 31,
     1999 and 486,153 shares at December 31, 1998...........   (5,027,278)    (5,521,517)
  Notes receivable from related parties.....................     (868,273)            --
                                                              -----------    -----------
          Total stockholders' equity........................   53,116,840     53,473,850
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $83,367,545    $63,685,574
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------    -----------    -----------
Net sales..........................................  $ 62,655,751    $76,207,477    $69,012,395
Costs of goods sold................................    41,637,001     45,052,300     39,251,446
                                                     ------------    -----------    -----------
  Gross profit.....................................    21,018,750     31,155,177     29,760,949
                                                     ------------    -----------    -----------
Expenses:
  Selling, general, and administrative.............    21,214,773     18,316,839     16,218,709
  Engineering and product development..............     4,806,971      3,101,082        996,253
  In-process research and development..............     8,815,000      1,568,000             --
  Goodwill amortization............................       785,981        461,301        386,467
                                                     ------------    -----------    -----------
          Total expenses...........................    35,622,725     23,447,222     17,601,429
                                                     ------------    -----------    -----------
Operating income (loss)............................   (14,603,975)     7,707,955     12,159,520
                                                     ------------    -----------    -----------
Other income (expense):
  Interest income..................................       881,769      1,323,918        348,816
  Interest expense.................................      (582,135)      (269,115)      (388,025)
  Other, net.......................................      (527,138)       542,839        323,065
                                                     ------------    -----------    -----------
          Total other income (expense).............      (227,504)     1,597,642        283,856
                                                     ------------    -----------    -----------
Income (loss) from continuing operations before
  minority interest and income taxes...............   (14,831,479)     9,305,597     12,443,376
Minority interest..................................      (454,450)      (383,637)        29,715
                                                     ------------    -----------    -----------
Income (loss) from continuing operations before
  income taxes.....................................   (15,285,929)     8,921,960     12,473,091
Income tax (expense) benefit.......................     2,710,579     (3,685,308)    (4,810,167)
                                                     ------------    -----------    -----------
Income (loss) from continuing operations...........   (12,575,350)     5,236,652      7,662,924
Discontinued operations:
  Loss from operations of SVTR, Inc., net of
     taxes.........................................        (5,322)    (1,924,820)    (5,766,956)
  Loss on disposal of SVTR, Inc., net of taxes.....            --     (3,807,740)            --
                                                     ------------    -----------    -----------
     Loss from discontinued operations.............        (5,322)    (5,732,560)    (5,766,956)
                                                     ------------    -----------    -----------
Net income (loss)..................................  $(12,580,672)   $  (495,908)   $ 1,895,968
                                                     ============    ===========    ===========
Net income (loss) per common share:
  Basic:
     From continuing operations....................  $      (1.60)   $      0.66    $      1.14
     From discontinued operations..................            --          (0.72)         (0.86)
                                                     ------------    -----------    -----------
  Net income (loss) per common share...............  $      (1.60)   $     (0.06)   $      0.28
                                                     ============    ===========    ===========
  Weighted average number of common shares
     outstanding...................................     7,884,628      7,963,747      6,690,265
                                                     ============    ===========    ===========
Diluted:
  From continuing operations.......................  $      (1.60)   $      0.63    $      1.10
  From discontinued operations.....................            --          (0.69)         (0.83)
                                                     ------------    -----------    -----------
  Net income (loss) per common share...............  $      (1.60)   $     (0.06)   $      0.27
                                                     ============    ===========    ===========
  Weighted average number of common and common
     equivalent shares outstanding.................     7,884,628      8,251,373      6,982,368
                                                     ============    ===========    ===========

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                 NUMBER OF
                                    NUMBER OF    PREFERRED
                                     COMMON       SHARES      NUMBER OF                                        ADDITIONAL
                                     SHARES     ISSUED AND    TREASURY     COMMON    PREFERRED    TREASURY       PAID-IN
                                     ISSUED     OUTSTANDING    SHARES      STOCK       STOCK        STOCK        CAPITAL
                                    ---------   -----------   ---------   --------   ---------   -----------   -----------
Balance, December 31, 1996........  6,027,714       330             --    $301,386      $16      $        --   $20,652,290
Exercise of stock options.........    95,265         --             --      4,763        --               --       811,702
Issuance of common stock for
 acquisition......................   175,000         --             --      8,750        --               --     1,662,062
Issuance of common stock in
 secondary offering, net of
 issuance cost of $226,764........  1,800,000        --             --     90,000        --               --    37,015,237
Redemption of preferred stock.....        --       (330)            --         --       (16)              --    (5,249,984)
Tax benefit from exercise of
 nonqualified stock options.......        --         --             --         --        --               --       245,000
Comprehensive income (loss):
 Foreign currency translation, net
   of taxes.......................        --         --             --         --        --               --            --
 Net income.......................
Total comprehensive income........
                                    ---------      ----       --------    --------      ---      -----------   -----------
Balance, December 31, 1997........  8,097,979        --             --    $404,899      $--      $        --   $55,136,307
Exercise of stock options.........    31,300         --             --      1,565        --               --       204,048
Expenses from issuance of common
 stock............................        --         --             --         --        --               --      (178,650)
Issuance of common stock for
 employee stock purchase plan.....                              37,198         --        --          480,454       (74,519)
Exercise of warrants..............     2,000                    (1,551)       100        --          (33,114)       33,014
Purchase of treasury stock........        --         --       (521,800)        --        --       (5,968,857)           --
Tax benefit from exercise of
 nonqualified stock options.......        --         --             --         --        --               --       151,000
Comprehensive income (loss):
 Foreign currency translation, net
   of taxes.......................        --         --             --         --        --               --            --
 Net loss.........................        --         --             --         --        --               --            --
Total comprehensive loss..........
                                    ---------      ----       --------    --------      ---      -----------   -----------
Balance, December 31, 1998........  8,131,279        --       (486,153)   $406,564      $--      $(5,521,517)  $55,271,200
Exercise of stock options.........   231,966         --             --     11,598        --               --     1,387,065
Issuance of common stock for
 acquisition......................  1,500,000        --             --     75,000        --               --    11,263,000
Issuance of common stock for
 employee stock purchase plan.....                              41,960         --        --          494,239      (184,564)
Tax benefit from exercise of
 nonqualified stock options.......        --         --             --         --        --               --        94,000
Notes receivable from related
 parties..........................        --         --             --         --        --               --            --
Comprehensive loss:
 Foreign currency translation, net
   of taxes.......................        --         --             --         --        --               --            --
 Net loss.........................        --         --             --         --        --               --            --
Total comprehensive loss..........
                                    ---------      ----       --------    --------      ---      -----------   -----------
Balance, December 31, 1999........  9,863,245        --       (444,193)   $493,162      $--      $(5,027,278)  $67,830,701
                                    =========      ====       ========    ========      ===      ===========   ===========

                                                                   ACCUMULATED
                                                      NOTES           OTHER
                                      RETAINED      RECEIVABLE    COMPREHENSIVE       TOTAL
                                      EARNINGS     FROM RELATED      INCOME       STOCKHOLDERS'
                                     (DEFICIT)       PARTIES         (LOSS)          EQUITY
                                    ------------   ------------   -------------   -------------
Balance, December 31, 1996........  $  2,105,674    $      --       $  42,596      $23,101,962
Exercise of stock options.........            --           --              --          816,465
Issuance of common stock for
 acquisition......................            --           --              --        1,670,812
Issuance of common stock in
 secondary offering, net of
 issuance cost of $226,764........            --           --              --       37,105,237
Redemption of preferred stock.....            --           --              --       (5,250,000)
Tax benefit from exercise of
 nonqualified stock options.......            --           --              --          245,000
Comprehensive income (loss):
 Foreign currency translation, net
   of taxes.......................            --           --        (241,406)        (241,406)
 Net income.......................     1,895,968                                     1,895,968
                                                                                   -----------
Total comprehensive income........                                                   1,654,562
                                    ------------    ---------       ---------      -----------
Balance, December 31, 1997........  $  4,001,642    $      --       $(198,810)     $59,344,038
Exercise of stock options.........            --           --              --          205,613
Expenses from issuance of common
 stock............................            --           --              --         (178,650)
Issuance of common stock for
 employee stock purchase plan.....            --           --              --          405,935
Exercise of warrants..............            --           --              --               --
Purchase of treasury stock........            --           --              --       (5,968,857)
Tax benefit from exercise of
 nonqualified stock options.......            --           --              --          151,000
Comprehensive income (loss):
 Foreign currency translation, net
   of taxes.......................            --           --          10,679           10,679
 Net loss.........................      (495,908)          --              --         (495,908)
                                                                                   -----------
Total comprehensive loss..........                                                    (485,229)
                                    ------------    ---------       ---------      -----------
Balance, December 31, 1998........  $  3,505,734    $      --       $(188,131)     $53,473,850
Exercise of stock options.........            --           --              --        1,398,663
Issuance of common stock for
 acquisition......................            --           --              --       11,338,000
Issuance of common stock for
 employee stock purchase plan.....            --           --              --          309,675
Tax benefit from exercise of
 nonqualified stock options.......            --           --              --           94,000
Notes receivable from related
 parties..........................            --     (868,273)             --         (868,273)
Comprehensive loss:
 Foreign currency translation, net
   of taxes.......................            --           --         (48,403)         (48,403)
 Net loss.........................   (12,580,672)          --                      (12,580,672)
                                                                                   -----------
Total comprehensive loss..........                                                 (12,629,075)
                                    ------------    ---------       ---------      -----------
Balance, December 31, 1999........  $$(9,074,938)   $(868,273)      $(236,534)     $53,116,840
                                    ============    =========       =========      ===========

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1999            1998            1997
                                                              ------------    ------------    ------------
Cash flows from operating activities:
  Income (loss) from continuing operations..................  $(12,575,350)   $  5,236,652    $  7,662,924
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing
    operations:
    Depreciation and amortization...........................     6,068,223       4,676,110       3,546,154
    In-process research and development.....................     8,815,000       1,568,000              --
    Loss on sale of equipment...............................       184,763         373,245          12,583
    Tax benefit from exercise of nonqualified stock
     options................................................        94,000         151,000         245,000
    Deferred income taxes...................................      (596,951)       (509,174)          8,062
    Provision for losses on accounts receivable.............         4,000         186,585          24,000
    Provision for obsolete inventory........................       180,000         534,000         621,000
    Compensation expense....................................            --              --         (33,536)
    Income (loss) applicable to minority interest...........       454,450         383,637         (29,715)
    Changes in working capital of continuing operations
      Accounts receivable...................................       499,745         571,725      (2,689,975)
      Inventories...........................................    (1,248,621)       (736,703)     (1,728,051)
      Prepaid expenses and other assets.....................       (42,877)        (72,967)       (236,085)
      Income taxes receivable...............................    (1,224,804)       (243,765)       (256,949)
      Accounts payable and accrued expenses.................       369,742      (1,359,857)      2,075,238
      Accrued income taxes..................................            --        (108,648)             --
      Other liabilities.....................................        (7,073)         (9,627)             --
                                                              ------------    ------------    ------------
        Net cash provided by continuing operations..........       974,247      10,640,213       9,220,650
                                                              ------------    ------------    ------------
        Net cash used in discontinued operations............       (51,500)     (1,161,467)     (7,558,443)
                                                              ------------    ------------    ------------
        Net cash provided by operating activities...........       922,747       9,478,746       1,662,207
                                                              ------------    ------------    ------------
Cash flows from investing activities:
  Purchase of property, plant, and equipment................    (6,339,844)    (11,900,133)     (6,302,918)
  Redemption (purchase) of investment securities............    14,305,400      12,695,298     (24,019,378)
  Investment in CRPB Investors, L.L.C. .....................       213,620          88,455         107,293
  Purchase of OZ Technologies, Inc., net of cash acquired...   (19,696,966)             --              --
  Purchase of Upsys-Cerprobe, L.L.C., net of cash
    acquired................................................            --        (376,366)             --
  Purchase of Cerprobe Europe S.A.S., net of cash
    acquired................................................       (31,135)     (3,230,230)             --
  Purchase of Cerprobe Interconnect Solutions, Inc., net of
    cash acquired...........................................            --              --         (80,102)
  Purchase of SVTR, net of cash acquired....................            --              --      (2,590,697)
  Proceeds from sale of equipment...........................        11,487          15,267          74,683
  Payment (issuance) of notes receivable....................      (560,448)             --         250,000
                                                              ------------    ------------    ------------
        Net cash used in investing activities...............   (12,097,886)     (2,707,709)    (32,561,119)
                                                              ------------    ------------    ------------
Cash flows from financing activities:
  Issuance of notes payable.................................    14,436,555       1,661,310         357,010
  Redemption of convertible preferred stock.................            --              --      (5,250,000)
  Payments on notes payable.................................    (6,261,632)       (768,110)     (1,856,141)
  Net proceeds (costs) from issuance of common stock........            --        (178,650)     37,105,237
  Purchase of treasury stock................................            --      (5,968,857)             --
  Net proceeds from employee stock purchase plan............       309,675         405,935              --
  Net proceeds from exercise of stock options...............     1,398,663         205,613         816,465
  Capital contribution by minority interest partners........            --              --         100,000
                                                              ------------    ------------    ------------
        Net cash provided by (used in) financing
        activities..........................................     9,883,261      (4,642,759)     31,272,571
                                                              ------------    ------------    ------------
Effect of exchange rates on cash............................        22,227         (90,072)       (241,406)
                                                              ------------    ------------    ------------
Net increase (decrease) in cash.............................    (1,269,651)      2,038,206         132,253
Cash, beginning of period...................................     4,753,696       2,715,490       2,583,237
                                                              ------------    ------------    ------------
Cash, end of period.........................................  $  3,484,045    $  4,753,696    $  2,715,490
                                                              ============    ============    ============
Supplemental disclosures of cash flow information from
  continuing operations:
  Interest paid.............................................  $    582,135    $    182,133    $    221,248
                                                              ============    ============    ============
  Income taxes paid.........................................  $    482,597    $  2,049,282    $  2,060,000
                                                              ============    ============    ============
Supplemental disclosures of non-cash investing activities:
  The Company made acquisitions for $37.9 million, $3.6
    million, and $4.5 million in the years ended December
    31, 1999, 1998, and 1997, respectively. The purchase
    prices were allocated to the assets acquired and
    liabilities assumed based on their fair values as
    indicated in the notes to the consolidated financial
    statements. A summary of the acquisitions is as follows:
  Purchase price............................................  $ 37,899,135    $  3,626,366    $  4,546,825
  Less cash acquired........................................    (1,203,034)        (19,770)       (285,316)
  Common stock issued.......................................   (11,338,000)             --      (1,670,812)
  Notes payable issued......................................    (5,630,000)             --              --
                                                              ------------    ------------    ------------
    Cash invested...........................................  $ 19,728,101    $  3,606,596    $  2,590,697
                                                              ============    ============    ============
  Notes receivable from the exercise of stock options from
    related parties.........................................  $    868,273    $         --    $         --
                                                              ============    ============    ============

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Cerprobe Corporation and its subsidiaries: Cerprobe Europe Limited, Cerprobe Europe S.A.S., Cerprobe Asia Holdings Pte Ltd, Cerprobe Interconnect Solutions, Inc. ("CIS"), SVTR, Inc. ("SVTR"), Cerprobe Japan Co., Ltd, and OZ Technologies, Inc ("OZ"). All significant intercompany transactions have been eliminated in consolidation.

     Cerprobe Asia Holdings Pte Ltd is a 60% owner of Cerprobe Asia Pte Ltd; the balance is owned by Asian investors. Cerprobe Asia Pte Ltd's wholly owned subsidiaries, Cerprobe Singapore Pte Ltd and Cerprobe Taiwan Co., Ltd., operate full service sales and manufacturing plants.

     In January 1997, the Company acquired all of the outstanding stock of SVTR, Inc., a company that refurbishes, reconfigures, and services wafer probing equipment. In the third quarter of 1998, the Company discontinued operations of SVTR. See Note 17.

     In May 1997, the Company entered into a joint venture with Upsys Reseau Eurisys ("Upsys"), a French company owned by IBM and GAME COGEMA Group, a French testing and engineering company. The joint venture, called Upsys-Cerprobe, L.L.C., assembled and repaired Upsys's vertical probe card that had been distributed by Cerprobe throughout the United States and Asia. Cerprobe owned 55% of the joint venture and Upsys owned 45%. On June 25, 1998, the Company terminated its distribution agreement with Upsys, and in connection therewith, Cerprobe purchased Upsys's 45% interest in Upsys-Cerprobe, L.L.C. Accordingly, the consolidated financial statements as of and for the years ended December 31, 1999, 1998, and 1997 include the activities of Upsys-Cerprobe, L.L.C. as a consolidated entity with a minority interest through June 25, 1998.

     In September 1998, the Company acquired France-based Cerprobe Europe S.A.S. The Company designs, manufactures and distributes probe cards at its manufacturing plant near Marseilles. Accordingly, the consolidated financial statements as of and for the year ended December 31, 1998 include Cerprobe Europe S.A.S.'s activities since the date of acquisition. See Note 18.

     In March 1999, the Company formed Cerprobe Japan Co., Ltd. to operate a sales and distribution facility in Yokohama, Japan.

     In December 1999, the Company acquired California-based OZ Technologies, Inc. The Company offers systems solutions for IC package test and is a leading designer and producer of high performance test sockets and contactors. OZ also designs and distributes ATE test boards and burn-in interfaces and systems. Accordingly, the consolidated financial statements as of December 31, 1999 and for the year ended December 31, 1999 include OZ Technologies, Inc.'s activities since the date of acquisition. See Note 18.

                     CERPROBE CORPORATION AND SUBSIDIARIES

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and reporting of revenues and expenses during the reporting periods to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

INTANGIBLES

     Intangibles consist of a license, goodwill, assembled workforce, patents and technology.

     Goodwill represents the amount by which the cost of businesses purchased exceeds the fair value of the net assets acquired. Goodwill is amortized over a period of seven to ten years using the straight-line method. Assembled workforce represents the amount allocated to an acquired company's existing personnel infrastructure and is being amortized over four years using the straight-line method. Patents and technology are stated at fair market value at the date of acquisition and are amortized over a period of five to eight years using the straight-line method. Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed in the year incurred. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of intangibles may warrant revision or that the remaining balances may not be recoverable. When factors indicate that the assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the assets in measuring whether the asset is recoverable.

     In November 1998, the Company entered into a 10 year manufacturing license agreement with Feinmetall GMBH Co., to acquire an exclusive non-transferrable royalty bearing license to manufacture, use, sell, distribute, and repair ViProbe(R). This license covers worldwide territories except Europe. The license will be amortized over the period in which products are produced and will not exceed the ten-year license term.

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

                     CERPROBE CORPORATION AND SUBSIDIARIES

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement generally requires recognition of gains and losses on hedging transactions. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133, "which deferred the effective date of SFAS No. 133 until June 15, 2000. The company is currently evaluating the impact of SFAS No. 133.

RECLASSIFICATIONS

     Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

                     CERPROBE CORPORATION AND SUBSIDIARIES

(2) INVENTORIES

     Inventories consist of the following:

                                                                 1999          1998
                                                              ----------    ----------
Raw materials...............................................  $8,313,504    $5,147,311
Work-in-process.............................................   1,257,863       416,409
Finished goods..............................................     288,053         4,567
                                                              ----------    ----------
                                                               9,859,420     5,568,287
Reserve for obsolete inventories............................    (130,920)     (264,656)
                                                              ----------    ----------
                                                              $9,728,500    $5,303,631
                                                              ==========    ==========

(3) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                              1999            1998
                                                          ------------    ------------
Land....................................................  $    587,433    $    589,950
Building................................................     2,340,887       2,394,679
Manufacturing tools and equipment.......................    17,479,305      15,385,727
Office furniture and equipment..........................     3,372,043       2,489,523
Leasehold improvements..................................     4,615,870       2,380,259
Computer hardware and software..........................     9,523,321       4,675,543
Construction in progress................................     1,956,360       3,816,557
                                                          ------------    ------------
                                                            39,875,219      31,732,238
Accumulated depreciation and amortization...............   (16,338,198)    (10,562,304)
                                                          ------------    ------------
                                                          $ 23,537,021    $ 21,169,934
                                                          ============    ============

(4) INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                               1999           1998
                                                            -----------    -----------
Licenses..................................................  $ 1,650,000    $ 1,528,575
Goodwill and assembled workforce..........................   26,296,245      4,072,156
Patents and technology....................................      613,057        340,840
                                                            -----------    -----------
                                                             28,559,302      5,941,571
Accumulated amortization..................................   (2,225,145)    (1,362,536)
                                                            -----------    -----------
                                                            $26,334,157    $ 4,579,035
                                                            ===========    ===========

                     CERPROBE CORPORATION AND SUBSIDIARIES

(5) OTHER ASSETS

     Other assets consist of the following:

                                                                1999         1998
                                                              --------    ----------
Investment in CRPB Investors, L.L.C. .......................  $249,865    $  463,845
Other assets and deposits...................................   426,620       544,072
                                                              --------    ----------
                                                              $676,485    $1,007,917
                                                              ========    ==========

     In September 1996, the Company acquired a 36% interest in CRPB Investors, L.L.C., for $659,233. CRPB Investors, L.L.C., an Arizona limited liability company, was formed for the purpose of owning and operating the 83,000 square foot facility which serves as Cerprobe's worldwide headquarters. The investment is accounted for by the equity method of accounting. In 1999 and 1998, $(116,870) and $100,721, respectively, was recorded by Cerprobe as income (loss) from CRPB Investors, L.L.C.

(6) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                 1999          1998
                                                              ----------    ----------
Accrued payroll and related taxes...........................  $2,579,820    $2,390,522
Other accrued expenses......................................   2,279,484       685,372
Accrued acquisition costs...................................     513,275            --
Lease termination costs.....................................     212,145            --
                                                              ----------    ----------
                                                              $5,584,724    $3,075,894
                                                              ==========    ==========

(7) NOTES PAYABLE AND LINE OF CREDIT

     In December 1999, the Company entered into a three-year senior secured credit facility with Bank of America, N.A. (the "Loan and Security Agreement"). The Loan and Security Agreement includes a revolving credit facility in the amount of $15,000,000 subject to borrowing base requirements providing for advances of up to eighty-five (85%) of eligible accounts receivable. Advances on the revolving credit facility bear interest at prime rate plus 0.50%. The facility also includes an inventory term loan in the amount of approximately $5,800,000 and a machinery and equipment term loan in the amount of $2,000,000, both of which bear interest at prime rate plus 2.00%. The inventory term loan shall be repaid based upon a 24-month amortization with a balloon payment of the outstanding principal balance at the end of 12 months. The machinery and equipment term loan shall be repaid based upon a 60-month amortization with a balloon payment of the outstanding principal balance at the end of 36 months. All loans, advances, and other obligations, liabilities, and indebtedness of the Company shall be secured by valid, perfected, and enforceable first priority liens upon and security interest in substantially all of the Company's present and future assets, including all accounts, contract rights, inventory instruments, documents, fixtures, chattel paper, general intangibles, patents, trademarks, copyrights, trade names, deposit accounts, vehicles, equipment, and pledge of stock of all domestic subsidiaries of Cerprobe and OZ and 65% of the stock of each wholly-owned foreign subsidiary of Cerprobe. The facility is also guaranteed by all wholly-owned subsidiaries of Cerprobe and OZ. Advances under the revolving credit facility, the inventory term loan, and the machinery and equipment term loan were $1,300,878, $5,834,000, and $2,000,000 respectively, at December 31, 1999. The inventory term loan and the equipment term loan are at the maximum currently available under the terms of these loans.

     The Loan and Security Agreement contains a number of covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guaranty obligations, prepay

                     CERPROBE CORPORATION AND SUBSIDIARIES
indebtedness except in accordance with relevant subordination provisions, pay dividends or make capital distribution (other than distributions in capital stock), create liens on assets, engage in mergers or consolidations (except for any subsidiary which is acquired solely with the Company's Common Stock and that any subsidiary of the Company may voluntarily merge into another subsidiary), engage in certain transactions with subsidiaries and affiliates, make any change in accounting policies or reporting practices except as required or permitted by generally accepted accounting principles and otherwise restrict corporate activities. In addition, the Loan and Security Agreement requires the Company to comply with certain financial covenants, including the maintenance of a consolidated Tangible Net Worth (as defined in the Loan and Security Agreement). At December 31, 1999, the Company was in violation of the Tangible Net Worth covenant under the line of credit agreement which was waived by the lender.

     The Loan and Security Agreement contains customary events of default, including the failure to pay principal when due or any interest or other amount that becomes due, any representation or warranty being made by the Company that is incorrect in any material respect on or as of the date made, a default in the performance of any covenant which continues for more than thirty days, default in certain other indebtedness, certain insolvency events, certain ERISA events, and certain change of control events.

     In addition, pursuant to the OZ Technologies, Inc. acquisition, the Company issued to Selling Stockholders notes in the amount of $2,830,000 (the "Subordinated Promissory Note") and $2,800,000 (the "Promissory Note").

     The Subordinated Promissory Note accrues interest at a rate of 10% per annum and matures December 3, 2002.

     The Promissory Note accrues interest at a rate of 10% per annum and was to have matured on February 3, 2000. The Selling Stockholders have agreed to extend maturity on this note until June 30, 2000. The Company may satisfy the Promissory Note on June 30, 2000 by paying in cash all amounts then due under the Promissory Note or by transferring its real property located at 10365 Sanden Drive, Dallas, Texas (the "Real Property") to the Selling Stockholders' agent, unencumbered except for minor liens and any mortgage that is executed by the Company in favor of the Selling Stockholders with respect to the Real Property. In the event that the Company satisfies the Promissory Note by transferring the Real Property to the Selling Stockholders' agent on June 30, 2000, the Stock Purchase Agreement provides that the Company and the Selling Stockholders' agent shall assign a value (the "Appraised Value") to the Real Property equal to the appraised value for the Real Property as determined by a mutually agreed-upon real estate appraiser. The Stock Purchase Agreement further provides that (i) to the extent the Appraised Value is less than $2,800,000 plus interest due under the Promissory Note, the amount of the difference shall be added to the principal amount of the Subordinated Promissory Note and (ii) to the extent the Appraised Value is more than $2,800,000 plus interest due under the Promissory Note, the amount of the difference may be applied to reduce the principal amount of the Subordinated Promissory Note if doing so does not cause the Company to violate any covenant in any loan document to which it is a party.

     The Company also has various demand loans outstanding to minority shareholders of Cerprobe Asia Holdings, Pte Ltd. Interest is accrued at the five year Treasury Rate plus 1.50% per anum. These loans are not contractually due or expected to be paid within the next 12 months, and accordingly, are classified as long-term debt. The outstanding balances, including interest at December 31, 1999, totaled $770,034.

                     CERPROBE CORPORATION AND SUBSIDIARIES

     Long-term debt consists of the following:

                                                                1999          1998
                                                            ------------    ---------
Notes payable.............................................  $ 15,534,912    $ 870,540
Less current portion......................................   (10,334,878)    (138,985)
                                                            ------------    ---------
Notes payable, less current portion.......................  $  5,200,034    $ 731,555
                                                            ============    =========

     Annual maturities of long-term debt are as follows:

2000..........................................    $10,334,878
2001..........................................        400,000
2002..........................................      4,030,000
Thereafter....................................        770,034
                                                  -----------
                                                  $15,534,912
                                                  ===========

(8) LEASES

     The Company leases certain equipment under capital leases. These assets have been capitalized at the present value of the future minimum lease payments and are included with manufacturing tools and equipment and office furniture at a cost of $5,547,998 and $4,710,745 with related accumulated amortization of $2,090,492 and $1,454,205 as of December 31, 1999 and 1998, respectively. In addition, the Company is obligated under certain noncancelable operating leases for the Company's manufacturing and office space. Certain operating lease agreements provide for annual rent escalations and renewal options.

     The following is a schedule of the future minimum lease payments for the years ending December 31:

                                                                                RENTALS
                                                                               RECEIVABLE
                                                   CAPITAL       OPERATING       UNDER
                                                    LEASES        LEASES       SUBLEASES
                                                  ----------    -----------    ----------
2000............................................  $1,140,177    $ 2,334,323     $47,600
2001............................................     904,016      2,154,005          --
2002............................................     709,554      1,807,902          --
2003............................................     527,421      1,417,884          --
2004............................................     308,613      1,342,071          --
Thereafter......................................     248,837      9,340,323          --
                                                  ----------    -----------     -------
Total future minimum lease payments.............  $3,838,618    $18,396,508     $47,600
                                                                ===========     =======
Less amounts representing interest (at rates
  ranging from 6.0% to 9.82%)...................    (429,024)
                                                  ----------
Present value of net minimum capital lease
  payments......................................  $3,409,594
Less current portion............................    (954,957)
                                                  ----------
Capital lease obligations, less current
  portion.......................................  $2,454,637
                                                  ==========

     Depreciation expense for assets under capital leases is charged to depreciation and amortization expense.

     Rental expense for the years ended December 31, 1999, 1998, and 1997 was $1,959,970, $1,663,829, and $1,640,272, respectively.

                     CERPROBE CORPORATION AND SUBSIDIARIES

(9) INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                   1999           1998          1997
                                                -----------    ----------    ----------
Foreign.......................................  $   805,988    $  549,245    $  115,763
Federal.......................................   (3,177,178)    2,488,841     3,643,959
State.........................................     (339,389)      647,222     1,050,445
                                                -----------    ----------    ----------
                                                $(2,710,579)   $3,685,308    $4,810,167
                                                ===========    ==========    ==========
Current.......................................  $(1,734,320)   $4,194,482    $4,802,105
Deferred......................................     (976,259)     (509,174)        8,062
                                                -----------    ----------    ----------
                                                $(2,710,579)   $3,685,308    $4,810,167
                                                ===========    ==========    ==========

     A reconciliation of actual income taxes to income taxes at the "expected" United States federal corporate income tax rate of 34% is as follows:

                                                   1999           1998          1997
                                                -----------    ----------    ----------
Income tax expense (benefit) at "expected"
  federal corporate rate......................  $(5,042,763)   $3,033,466    $4,240,851
State income taxes, net of federal tax
  effect......................................     (223,997)      427,167       693,294
In-process research and development expense
  not benefited...............................    2,996,420            --            --
Foreign income taxed at lower than U.S.
  federal
  rate........................................     (151,450)       (3,326)      (79,408)
Amortization of intangibles...................      240,307       156,843       131,406
Foreign sales corporation benefit.............           --      (106,236)      (82,501)
Utilization of federal tax credit.............     (703,642)           --            --
Nontaxable income.............................           --            --       (79,013)
Utilization of net operating loss
  carryforwards...............................           --            --       (47,706)
Change in foreign and state valuation
  allowance...................................      143,514       171,810            --
Other.........................................       31,032         5,584        33,244
                                                -----------    ----------    ----------
                                                $(2,710,579)   $3,685,308    $4,810,167
                                                ===========    ==========    ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

                                                                1999           1998
                                                             -----------    ----------
Deferred tax assets:
  Foreign tax loss carryforward............................  $    86,738    $  349,364
  Acquisition costs not currently deductible...............      581,902       616,747
  Amortization not currently deductible....................      253,024         1,693
  Currency translation not currently deductible............      120,399       192,589
  Reserves and accruals not currently deductible...........    1,024,801       446,092
Net operating loss carry forward...........................    1,125,339            --
Income tax credits.........................................      379,609            --
                                                             -----------    ----------
     Deferred tax assets...................................  $ 3,571,812    $1,606,485
  Less valuation allowance.................................     (492,878)     (349,364)
                                                             -----------    ----------

                     CERPROBE CORPORATION AND SUBSIDIARIES

                                                                1999           1998
                                                             -----------    ----------
  Deferred tax assets......................................  $ 3,078,934    $1,257,121
Deferred tax liabilities:
  Difference between book and tax depreciation of property,
     plant and equipment...................................   (1,427,483)     (581,930)
                                                             -----------    ----------
  Net deferred tax asset (liability).......................  $ 1,651,451    $  675,191
                                                             ===========    ==========

     Summary of current and long-term portion of deferred tax items are as follows:

                                                                1999        1998
                                                              ---------    -------
Current asset...............................................  2,123,609    446,092
Long-term asset (included in other assets)..................         --    229,099
Long-term liability (included in other liabilities).........   (472,158)        --
                                                              ---------    -------
                                                              1,651,451    675,191
                                                              =========    =======

     The valuation allowance increased by $143,514 in 1999 and $171,810 in 1998, and is due to state and foreign losses for which there is no assurance of realizing a tax benefit. A valuation allowance has not been provided for the other deferred tax assets since management believes realization of the deferred tax assets is considered more likely than not.

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

TREASURY STOCK

     During 1998, the Company repurchased 503,541 shares, or approximately 6%, of the Company's Common Stock in the open market at an approximate price of $11.37 per share. The Company has utilized 60,899 shares of the reacquired shares for reissuance in connection with its Employee Stock Purchase Plan.

WARRANTS AND NON-EMPLOYEE STOCK OPTION

     Additionally, the Company issued 39,275 Common Stock warrants in January 1996. These warrants give the holder the right to purchase from the Company not more than 39,275 fully paid and non-assessable shares of the Company's Common Stock, $.05 par value, at a price of $16.55 per share on or after January 16, 1997, with expiration in January 2001. In 1998, 2,000 warrants were exercised.

                     CERPROBE CORPORATION AND SUBSIDIARIES

(11) STOCK OPTION PLANS

     The Company adopted in 1983, 1989, 1995, respectively, an incentive stock option plan, a non-qualified stock option plan, and a combination stock option plan. In 1999 the Company adopted a broad-based non-qualified stock option plan with a maximum of 1,000,000 shares of Common Stock to be issued under the plan. The combined plans provide for the issuance of options to purchase 3,585,000 shares of the Company's Common Stock, of which 1,126,600 were available for grant as of December 31, 1999. In accordance with the plans, options are to be granted at no less than 100% of the fair market value of the shares at the date of grant. The options become exercisable on a basis as established by the Company's Compensation Advisory Committee of the Board of Directors and are exercisable for a period of 5 to 10 years.

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option granted for 1999, 1998, and 1997 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998, and 1997, respectively; risk-free interest rates of 5.2%, 5.1%, and 5.6%; dividend yields of zero for all years; volatility factors of the expected market price of the Company's Common Stock of 60%, 52%, and 52%, respectively; and weighted average expected lives of the options of 5 years for 1999 and 3 years for 1998 and 1997.

     Pro forma net income (loss) reflects only options granted in years 1995 through 1999. Therefore, the full impact of calculating compensation cost for employee stock options under SFAS No. 123 is not reflected in the pro forma amounts presented below because compensation cost is reflected over the options' vesting periods of generally between 3 and 4 years and the compensation cost for options granted before January 1, 1995 is not considered. The Company's pro forma information follows:

                                                          1999         1998         1997
                                                      ------------   ---------   ----------
Net income (loss)          As reported..............  $(12,580,672)  $(495,908)  $1,895,968
                           Pro forma (unaudited)....  $(13,196,904)  $(708,146)  $1,784,019
Basic net income (loss)
  per share                As reported..............  $      (1.60)  $   (0.06)  $     0.28
                           Pro forma (unaudited)....  $      (1.67)  $   (0.09)  $     0.27
Diluted net income (loss)
  per share                As reported..............  $      (1.60)  $   (0.06)  $     0.27
                           Pro forma (unaudited)....  $      (1.67)  $   (0.09)  $     0.26

                     CERPROBE CORPORATION AND SUBSIDIARIES

     A summary of the Company's employee stock option activity and related information for the years ended December 31 follows:

                                             1999                    1998                   1997
                                     ---------------------   ---------------------   -------------------
                                                  WEIGHTED                WEIGHTED              WEIGHTED
                                                  AVERAGE                 AVERAGE               AVERAGE
                                                  EXERCISE                EXERCISE              EXERCISE
                                       SHARES      PRICE       SHARES      PRICE      SHARES     PRICE
                                     ----------   --------   ----------   --------   --------   --------
Outstanding at beginning of year...   1,199,566    $10.19       639,866    $ 8.81     593,631    $ 8.46
  Granted..........................     423,000    $ 8.43       984,000    $13.44     153,000    $10.38
  Exercised........................    (231,966)   $ 6.03       (31,300)   $ 6.57     (95,265)   $ 8.57
  Expired/canceled.................    (199,300)   $10.86      (393,000)   $16.37     (11,500)   $12.88
                                     ----------              ----------              --------
Outstanding at end of year.........   1,191,300    $10.27     1,199,566    $10.19     639,866    $ 8.81
                                     ==========              ==========              ========
  Exercisable at end of year.......     540,196    $10.70       569,898    $ 9.01     367,320    $ 7.45
                                     ==========              ==========              ========
Weighted average fair value of
  options granted during the
  year.............................  $     4.76              $     5.35              $   4.16
                                     ==========              ==========              ========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                           ------------------------------              ----------------------
                                                             WEIGHTED       WEIGHTED                 WEIGHTED
                                             NUMBER          AVERAGE        AVERAGE      NUMBER      AVERAGE
                                           OUTSTANDING      REMAINING       EXERCISE   EXERCISABLE   EXERCISE
                                           AT 12/31/99   CONTRACTUAL LIFE    PRICE     AT 12/31/99    PRICE
                                           -----------   ----------------   --------   -----------   --------
$5.50....................................     100,000          9.80          $ 5.50       20,000      $ 5.50
$7.00....................................     150,000         10.00          $ 7.00       30,000      $ 7.00
$8.00 to $9.75...........................      70,000          9.24          $ 8.34       30,000      $ 8.77
$10.25 to $10.50.........................     263,800          7.31          $10.38      180,500      $10.37
$11.00 to $11.875........................     303,000          8.26          $11.15      152,664      $11.24
$12.250 to $13.125.......................     243,500          8.72          $12.34      114,832      $12.44
$15.125..................................      61,000          9.13          $15.13       12,200      $15.13
                                            ---------                                    -------
                                            1,191,300          8.59          $10.26      540,196      $10.26
                                            =========                                    =======

(12) COMPREHENSIVE INCOME

     The Company recognized comprehensive income (loss) for the years ended December 31, as follows:

                                                       YEAR ENDED DECEMBER 31,
                                               ---------------------------------------
                                                   1999          1998          1997
                                               ------------    ---------    ----------
Net income (loss)............................  $(12,580,672)   $(495,908)   $1,895,968
Other comprehensive income (loss), net of
  tax:
  Foreign currency translation adjustment....       (80,672)      17,798      (402,344)
  Tax benefit (expense) from foreign currency
     translation.............................        32,269       (7,119)      160,938
                                               ------------    ---------    ----------
     Net other comprehensive income (loss)...       (48,403)      10,679      (241,406)
                                               ------------    ---------    ----------
Comprehensive income (loss)..................  $(12,629,075)   $(485,229)   $1,654,562
                                               ============    =========    ==========

                     CERPROBE CORPORATION AND SUBSIDIARIES

(13) RELATED PARTY TRANSACTIONS

     In August 1999, the Company and certain of its Directors and Officers entered into Secured Promissory Notes and Stock Pledge Agreements, which totaled $841,465. The purpose of the loans was to exercise stock options scheduled to expire. Interest on the notes is at 6% per annum with note maturities in August 2002. The notes are fully recourse to the borrowers and are also collateralized by the Company's Common Stock.

(14) SEGMENT INFORMATION

     The Company operates principally in one industry segment; the design, development, manufacture and market of semiconductor integrated circuit test products and services. The Company's principal customers are North American, European, and Asian-based semiconductor manufacturing companies.

     Two of the Company's customers exceeded 10% of net sales. The first customer accounted for 14%, 17%, and 17% of net sales for the years ended December 31, 1999, 1998, and 1997, respectively. The accounts receivable from that customer were $327,118, $586,318, and $1,081,424 at December 31, 1999,
1998, and 1997, respectively. The second customer accounted for 13%, 12%, and 10% of net sales for the years ended December 31, 1999, 1998, and 1997, respectively, with accounts receivable of $639,091, $451,766, and $654,015 at December 31, 1999, 1998, and 1997, respectively.

     International sales represented 23%, 18%, and 18% of the Company's net sales in 1999, 1998, and 1997, respectively.

     The following is a summary of the Company's geographic operations:

                                  NORTH         EUROPE
                                 AMERICA       AND ASIA      ELIMINATIONS    CONSOLIDATED
                               -----------    -----------    ------------    ------------
1999
Customer sales...............  $48,288,270    $14,367,481    $         --    $62,655,751
Intercompany sales...........      673,472      3,162,820      (3,836,292)            --
                               -----------    -----------    ------------    -----------
          Total sales........  $48,961,742    $17,530,301    $ (3,836,292)   $62,655,751
                               ===========    ===========    ============    ===========
Long-lived assets............  $60,059,515    $ 3,537,614    $(13,049,467)   $50,547,662
                               ===========    ===========    ============    ===========
1998
Customer sales...............  $62,412,140    $13,795,337    $         --    $76,207,477
Intercompany sales...........      494,987      3,304,021      (3,799,008)            --
                               -----------    -----------    ------------    -----------
          Total sales........  $62,907,127    $17,099,358    $ (3,799,008)   $76,207,477
                               ===========    ===========    ============    ===========
Long-lived assets............  $28,134,572    $ 4,375,940    $ (5,753,626)   $26,756,886
                               ===========    ===========    ============    ===========
1997
Customer sales...............  $56,670,599    $12,341,796    $         --    $69,012,395
Intercompany sales...........      864,575      2,110,599      (2,975,174)            --
                               -----------    -----------    ------------    -----------
          Total sales........  $57,535,174    $14,452,395    $ (2,975,174)   $69,012,395
                               ===========    ===========    ============    ===========
Long-lived assets............  $18,514,131    $ 1,967,317    $ (2,805,672)   $17,675,776
                               ===========    ===========    ============    ===========

     Management does not believe significant credit risk existed at December 31, 1999. The Company monitors its customers' financial condition and does not require collateral. Historically, the Company has not experienced significant losses related to receivables from any individual or groups of customers.

                     CERPROBE CORPORATION AND SUBSIDIARIES

(15) COMMITMENTS AND CONTINGENCIES

     In October 1998, the Company filed an action against the former President, Director and shareholder of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of a merger into its wholly-owned subsidiary, SVTR, Inc., in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company seeks to recover this stock and the balance of the purchase price through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants have responded and the action is proceeding to trial. While the Company intends to vigorously prosecute this action, it is impossible to predict the outcome of this or any litigation. It is not anticipated that this suit will have a material adverse impact on the Company's financial condition or results of operations.

     The Company is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these actions would not have a material adverse effect on the Company.

(16) EMPLOYEE BENEFIT PLANS

     In December 1997, the Board of Directors approved the Employee Stock Purchase Plan (the "ESPP") which provides employees the means to acquire an equity interest in the Company. Eligible employees of the Company can purchase Common Stock through payroll deductions at the lower of 85% of the closing price of the Common Stock on the offering commencement date or the offering termination date. Payroll deductions for the purchase of the stock may not exceed 10% of the employee's base compensation or $25,000. As of December 31, 1999, 60,899 shares had been purchased under this plan. The maximum number of shares that may be issued under this plan is 150,000.

     The Company established the Cerprobe Corporation 401(k) Plan ("the Plan") in 1993. Employees who have reached 18 years of age and who have completed 90 days of service for the Company are eligible to participate in the Plan. Participants may elect to defer up to 15% of their salary.

     Any contribution by the Company is at its discretion and only for those participants who have completed one year of service for the Company. The Company expensed discretionary contributions pursuant to the Plan in the approximate amounts of $264,778, $324,000, and $241,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The participants are fully vested in their and the Company's contributions.

(17) DISCONTINUED OPERATIONS

     In the third quarter of 1998, the Company discontinued operations of SVTR, a wafer prober refurbishing and upgrading subsidiary acquired by the Company in January 1997. The discontinuance resulted from questions regarding the origins of certain software necessary for SVTR's business. In March 1999, Cerprobe sold certain SVTR assets for $500,000. No gain or loss was recognized on the sale.

     SVTR has been accounted for as a discontinued operation and accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial

                     CERPROBE CORPORATION AND SUBSIDIARIES
statements. Net sales, related losses and income taxes associated with the discontinued operations are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                1999          1998
                                                              --------    ------------
Net sales...................................................  $    --     $ 3,871,292
                                                              -------     -----------
Loss from operations........................................  $(8,869)    $(3,550,636)
Income tax benefit..........................................    3,547       1,625,816
                                                              -------     -----------
Loss from operations, net...................................  $(5,322)    $(1,924,820)
                                                              =======     ===========
Loss on disposal............................................  $    --     $(6,346,233)
Income tax benefit..........................................       --       2,538,493
                                                              -------     -----------
Loss on disposal, net.......................................  $    --     $(3,807,740)
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

     The net assets (liabilities) of SVTR, as reclassified in the accompanying consolidated balance sheets, include the following:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                               1999          1998
                                                             ---------    -----------
Current assets.............................................  $ 554,585    $ 3,445,737
Property, plant and equipment, net.........................         --             --
Intangibles, net...........................................         --             --
Other assets...............................................     63,011         46,865
Current liabilities........................................   (289,358)      (931,913)
Long term debt.............................................     (5,286)       (19,847)
Other long term liabilities................................   (769,581)    (1,058,939)
                                                             ---------    -----------
                                                             $(446,629)   $ 1,481,903
                                                             =========    ===========

(18) ACQUISITIONS

UPSYS-CERPROBE L.L.C.

     On June 25, 1998, the Company purchased Upsys's 45% interest in Upsys-Cerprobe L.L.C. The acquisition resulted in $376,366 of goodwill, which is being amortized on a straight-line basis over eight years.

CERPROBE EUROPE S.A.S. (FORMERLY SEMICONDUCTEUR SERVICES S.A.)

     On September 30, 1998, the Company acquired France-based Cerprobe Europe S.A.S. for $3.0 million in cash and $250,000 in acquisition related expenses. Cerprobe Europe S.A.S. designs, manufactures and distributes probe cards. The acquisition resulted in $1,568,000 of in-process research and development, which was charged to operations upon acquisition, and $508,051 in goodwill, which is being amortized on a straight-line basis over 10 years, and $98,000 in assembled workforce, which is being amortized on a straight line basis over 4 years.

                     CERPROBE CORPORATION AND SUBSIDIARIES

     The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated balance sheet includes the assets purchased and liabilities assumed of Cerprobe Europe S.A.S. at December 31, 1998 and the accompanying consolidated statements of operations include the results of Cerprobe Europe S.A.S. since the date of acquisition.

OZ TECHNOLOGIES, INC. ("OZ")

     In December 1999, the Company acquired all of the outstanding stock of OZ, a manufacturer of systems solutions for IC package testing and a leading designer and producer of high performance test sockets and contactors for $36 million. OZ also designs and distributes ATE test boards and burn-in interfaces and systems. The purchase price consisted of $19 million in cash, notes payable of $5.6 million, and 1.5 million shares of Common Stock. Of the 1.5 million shares of common stock, up to 554,089 can be sold during the 180-day period on or after the effective date of the registration statement on Form S-3 with the Securities and Exchange Commission. If the selling shareholders sell the common stock during the 180 day period and the average proceeds per share after selling expenses are less than $7.58 per share, the product of the difference between $7.58 per share and the average proceeds per share and the number of shares of Cerprobe Common Stock sold during the 180-day period shall be added to the Subordinated Promissory Note.

     The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The acquisition resulted in $8,815,000 in-process research and development, which was charged to operations upon acquisition, $21,183,864 in goodwill which is being amortized on a straight-line basis over seven years and $1,009,091 in assembled workforce which is being amortized on a straight-line basis over four years. The purchase price of $36 million plus acquisition costs of $1.9 million was allocated as follows:

Purchase price:
  Cash......................................................    $19,000,000
  Note payable..............................................      5,630,000
  Common Stock and additional paid in capital...............     11,338,000
  Costs of acquisition......................................      1,900,000
                                                                -----------
                                                                $37,868,000
                                                                ===========
Assets acquired and liabilities assumed:
  Current assets............................................    $ 8,945,021
  Property, plant and equipment.............................      1,822,749
  Other assets..............................................         87,209
  In-process research and development.......................      8,815,000
  Goodwill and assembled workforce..........................     22,192,955
  Current liabilities.......................................     (3,994,934)
                                                                -----------
                                                                $37,868,000
                                                                ===========

     At acquisition, the state of the research and development products was not yet at a technological or commercially viable state. The Company did not believe that the research and development products had any future alternative use because if these products were not finished and brought to ultimate product completion, they would have no other value. Therefore, consistent with generally accepted accounting principles, the Company recorded a charge for the full value of the in-process research and development.

     The consolidated balance sheet as of December 31, 1999 includes the accounts of OZ and results of operations since the date of acquisition. The following summary, prepared on a pro forma basis, excluding the

                     CERPROBE CORPORATION AND SUBSIDIARIES
charge for in-process research and development, present the results of operations as if the acquisition had occurred on January 1, 1998.

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
                                                            (UNAUDITED)    (UNAUDITED)
Net sales.................................................  $89,292,000    $97,082,000
Net income (loss).........................................     (938,400)     2,944,600
Basic net income (loss) per share.........................        (0.10)          0.31
Diluted net income (loss) per share.......................        (0.10)          0.30

     The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1998 or as a projection of future results.

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(20) SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 1999, 1998 and 1997 follows:

                                             BALANCE AT                            BALANCE AT
                                             BEGINNING                               END OF
                                              OF YEAR     ADDITIONS   DEDUCTIONS      YEAR
                                             ----------   ---------   ----------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 1999.............   $333,364    $  4,000     $  6,355     $331,009
  Year ended December 31, 1998.............   $215,179    $186,585     $ 68,400     $333,364
  Year ended December 31, 1997.............   $223,000    $ 24,000     $ 31,821     $215,179
Allowance for obsolescence of inventories:
  Year ended December 31, 1999.............   $264,656    $180,000     $313,736     $130,920
  Year ended December 31, 1998.............   $244,000    $534,000     $513,344     $264,656
  Year ended December 31, 1997.............   $129,000    $621,000     $506,000     $244,000

                     CERPROBE CORPORATION AND SUBSIDIARIES

(21) NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                   1999          1998          1997
                                               ------------    ---------    ----------
Net income (loss)............................  $(12,580,672)   $(495,908)   $1,895,968
                                               ============    =========    ==========
Weighted average outstanding common shares...     7,884,628    7,963,747     6,690,265
Effect of dilutive securities:
  Stock options..............................        62,768      287,626       292,103
  Convertible preferred stock................            --           --            --
  Antidilutive effect of dilutive
     securities..............................       (62,768)          --            --
                                               ------------    ---------    ----------
  Weighted average and common equivalent
     shares outstanding......................     7,884,628    8,251,373     6,982,368
                                               ============    =========    ==========
  Basic net income (loss) per share..........  $      (1.60)   $   (0.06)   $     0.28
                                               ============    =========    ==========
  Diluted net income (loss) per share........  $      (1.60)   $   (0.06)   $     0.27
                                               ============    =========    ==========

(22) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                            FIRST     SECOND       THIRD         FOURTH
                                           QUARTER    QUARTER    QUARTER(1)    QUARTER(2)
                                           -------    -------    ----------    ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1999
Net sales................................  $15,606    $14,103     $14,932       $ 18,015
Gross profit.............................    5,560      4,246       5,189          6,023
Operating income (loss)..................      335     (2,556)     (1,070)       (11,313)
Income (loss) from continuing
  operations.............................      150     (1,659)       (878)       (10,189)
Net income (loss)........................      145     (1,659)       (878)       (10,189)
Basic net income (loss) per share........     0.02      (0.22)      (0.11)         (1.22)
Diluted net income (loss) per share......     0.02      (0.22)      (0.11)         (1.22)

YEAR ENDED DECEMBER 31, 1998
Net sales................................  $22,953    $18,139     $20,107       $ 15,008
Gross profit.............................    9,879      7,253       8,593          5,430
Operating income.........................    4,445      1,686       1,354            223
Income from continuing operations........    2,748      1,202       1,036            251
Net income (loss)........................    2,345        467      (3,557)           249
Basic net income (loss) per share........     0.29       0.06       (0.46)          0.03
Diluted net income (loss) per share......     0.28       0.06       (0.45)          0.03

---------------
(1) 1998 includes a write-off of in-process research and development of $1.6 million, or $0.11 per diluted share, related to the acquisition of Cerprobe Europe S.A.S.

(2) 1999 includes a write-off of in-process research and development of $8.8 million or $ 1.05 per diluted share, related to the acquisition of OZ Technologies, Inc.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2(a)    Agreement of Merger and Plan of Reorganization dated
         February 21, 1995, as amended by that certain Amendment of
         Agreement of Merger and Plan of Reorganization dated March
         31, 1995, by and among Fresh Test Acquisition, Inc., the
         Company, Fresh Technology Corporation, and William A. Fresh,
         Robert K. Bench, Harold D. Higgins, WAF Investment Company
         and Orem Tek Development Corp. filed as Exhibit 2 to the
         Company's Current Report on Form 8-K filed with the
         Commission on or about April 4, 1995 and incorporated herein by reference.
 3(a)    Second Restated Certificate of Incorporation of Cerprobe
         Corporation, filed with the Secretary of State on June 23,
         1998, filed as Exhibit 3(e) to the Company's Form 10-Q for the period ended June 30, 1998 and incorporated herein by
         reference.
 3(b)    Bylaws of the Company dated March 14, 1987, filed as Exhibit
         4(b) to the Company's Form 10-Q for the period ended June
         30, 1987 and incorporated herein by reference.
 3(c)    Rights Agreement, dated September 28, 1998, between Cerprobe
         Corporation and American Securities Transfer & Trust,
         Incorporated, as Rights Agent, filed as an Exhibit to the
         Company's Form 8-A filed on or about October 2, 1998 and
         incorporated herein by reference.
 4(a)    Specimen Stock Certificate filed as Exhibit 4(c) to the
         Company's Form S-18 Registration Statement (No. 2-85679) and
         incorporated herein by reference.
 4(b)    Specimen Convertible Subordinated Debenture filed as Exhibit
         4(b) to the Company's Form 10-K for the year ended December
         31, 1990 and incorporated herein by reference.
 4(c)    Specimen Series A Preferred Stock Certificate filed as
         Exhibit 4(c) to the Company's Form 10-KSB for the year ended
         December 31, 1995 and incorporated herein by reference.
 4(d)    Certificate of Designations of Series A Preferred Stock
         dated January 11, 1996, as filed with the Secretary of State of Delaware, filed as Exhibit 4(d) to the Company's Form
         10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
 10(a)   Non-Qualified Stock Option Plan adopted by the Company's
         Board of Directors on June 25, 1983, as amended, and Form of
         Qualified Stock Option Agreement filed as Exhibits 4(a) and
         4(c) to the Company's Form S-8 Registration Statement (No.
         33-65200) and incorporated herein by reference.
10(b)    Incentive Stock Option Plan adopted by the Company's Board of Directors on April 3, 1989, filed as Exhibit 10(k) to the
         Company's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference and Form of Incentive Stock
         Option Agreement filed as Exhibit 4(d) to the Company's Form
         S-8 Registration Statement (No. 33-65200) and incorporated herein by reference.
10(bb)   Agreement between Cerprobe Europe, Limited and Lanarkshire
         Development Agency dated August 15, 1994, as amended, filed as Exhibit 10(bb) to the Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by
         reference.
10(cc)   Lease Agreement between the Company and Realtec Properties
         I, L.P. dated July 17, 1995 filed as Exhibit 1 to the
         Company's Form 10-QSB for the quarter ended June 30, 1995
         and incorporated herein by reference.
10(dd)   Lease Agreement between the Company and East Point Realty
         Trust dated June 30, 1995 filed as Exhibit 2 to the
         Company's Form 10-QSB for the quarter ended June 30, 1995
         and incorporated herein by reference.
10(gg)   Letter of Intent between the Company and Technology Parks
         PTE LTD dated June 23, 1995 filed as Exhibit 5 to the
         Company's Form 10-QSB for the quarter ended June 30, 1995
         and incorporated herein by reference.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10(ll)   The Company's 1995 Stock Option Plan filed as Exhibit 10(ll)
         to the Company's Form 10-KSB for the year ended December 31,
         1995 and incorporated herein by reference.
10(oo)   Memorandum of Lease with respect to the Lease Agreement
         between the Company and CRPB Investors, L.L.C. dated August
         21, 1996, and the Addendum to the Lease Agreement filed as an Exhibit to the Company's Form 10-QSB for the quarter
         ended September 30, 1996 and incorporated herein by
         reference.
10(qq)   Operating Agreement between the Company and CRPB Investors,
         L.L.C. dated September 18, 1996 filed as an Exhibit to the
         Company's Form 10-QSB for the quarter ended September 30,
         1996 and incorporated herein by reference.
10(rr)   Agreement of Merger and Plan of Reorganization, dated as of
         October 25, 1996, by and among the Company, C-Route
         Acquisition, Inc., CRoute, Inc., CompuRoute, Incorporated,
         and Souad Shrime filed as Exhibit 10(rr) to the Company's
         Registration Statement on Form S-4 (No. 333-15785) and
         incorporated herein by reference.
10(ss)   Agreement and Plan of Merger, dated as of October 25, 1996, by and between CompuRoute, Incorporated, and CRoute, Inc.
         filed as Exhibit 10(ss) to the Company's Registration
         Statement on Form S-4 (No. 333-15785) and incorporated
         herein by reference.
10(tt)   Purchase and Sale Agreement dated as of October 25, 1996, by and between Souad Shrime and the Company filed as Exhibit
         10(tt) to the Company's Registration Statement on Form S-4
         (No. 333-15785) and incorporated herein by reference.
10(uu)   Indemnification Agreement by Souad Shrime in favor of and
         for the benefit of the Company and C-Route Acquisition, Inc.
         filed as Exhibit 10(uu) to the Company's Registration
         Statement on Form S-4 (No. 333-15785) and incorporated
         herein by reference.
10(vv)   Agreement of Merger and Plan of Reorganization dated January
         15, 1997, by and among the Company, EMI Acquisition, Inc.,
         Silicon Valley Test & Repair, Inc., and William and Carol
         Mayer filed as Exhibit 1 to the Company's Current Report on
         Form 8-K filed with the Commission on or about January 30,
         1997 and incorporated herein by reference.
10(ww)   Registration Rights Agreement dated January 15, 1997, by and between the Company and William and Carol Mayer filed as
         Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on or about January 30, 1997 and
         incorporated herein by reference.
10(xx)   Employment Agreement dated January 15, 1997, by and between the Company and William and Carol Mayer filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the
         Commission on or about January 30, 1997 and incorporated
         herein by reference.
10(aaa)  Lease agreement between CompuRoute and Banc One Leasing dated November 17, 1997, filed as Exhibit 10(aaa) to the
         Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
10(bbb)  Master Lease Agreement between Company and Banc One Leasing
         Corporation, dated February 16, 1998, filed as Exhibit
         10(bbb) to the Company's Form 10-K for the year ended
         December 31, 1997 and incorporated herein by reference.
10(ccc)  Lease agreement between CompuRoute and Banc One Leasing
         Corporation, dated May 7, 1998, filed as Exhibit 10(ccc) to the Company's Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.
10(ddd)  Lease agreement between CompuRoute and Banc One Leasing
         Corporation, dated June 17, 1998, filed as Exhibit 10(ddd)
         to the Company's Form 10-Q for the period ended June 30,
         1998 and incorporated herein by reference.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10(eee)  Lease agreement between Cerprobe Corporation and
         Jackson-Shaw El Dorado Tech I Limited Partnerships, dated
         May 15, 1998, filed as Exhibit 10(eee) to the Company's Form
         10-Q for the period ended June 30, 1998 and incorporated
         herein by reference.
10(fff)  Lease agreement between Cerprobe Corporation and Banc One
         Leasing Corporation, dated October 22, 1998, filed as
         Exhibit 10(fff) to the Company's Form 10-Q for the period
         ended June 30, 1998 and incorporated herein by reference.
10(ggg)  Business Loan agreement between Cerprobe Corporation and
         Bank of America, dated December 31, 1998, filed as Exhibit
         10(ggg) to the Company's Form 10-Q for the period ended
         March 31, 1999.
10(hhh)  Lease agreement between Cerprobe Corporation and Bank of
         America, dated February 26, 1999, filed as Exhibit 10(hhh)
         to the Company's Form 10-Q for the period ended March 31,
         1999.
10(iii)  Employment Agreement between Cerprobe Corporation and C.
         Zane Close effective January 1, 1999, filed as Exhibit
         10(iii) to the Company's Form 10-Q for the period ended
         March 31, 1999.
10(jjj)  Employment Agreement between Cerprobe Corporation and
         Michael K. Bonham effective January 1, 1999, filed as
         Exhibit 10(jjj) to the Company's Form 10-Q for the period
         ended March 31, 1999.
10(kkk)  Employment Agreement between Cerprobe Corporation and Randal
         L. Buness effective January 1, 1999, filed as Exhibit
         10(kkk) to the Company's Form 10-Q for the period ended
         March 31, 1999.
10(lll)  Change of Control Agreement between Cerprobe Corporation and
         C. Zane Close dated January 28, 1999, filed as Exhibit
         10(lll) to the Company's Form 10-Q for the period ended
         March 31, 1999.
10(mmm)  Change of Control Agreement between Cerprobe Corporation and
         Michael K. Bonham dated January 26, 1999, filed as Exhibit
         10(mmm) to the Company's Form 10-Q for the period ended
         March 31, 1999.
10(nnn)  Change of Control Agreement between Cerprobe Corporation and
         Randal L. Buness dated January 26, 1999, filed as Exhibit
         10(nnn) to the Company's Form 10-Q for the period ended
         March 31, 1999.
10(ooo)  First Amendment to the Cerprobe Corporation 1997 Employee
         Stock Purchase Plan dated February 15, 1999, filed as
         Exhibit 10(ooo) to the Company's Form 10-Q for the period
         ended March 31, 1999.
10(ppp)  Form of Secured Promissory Note and Stock Pledge Agreement
         entered into on August 16, 1999 between Cerprobe Corporation as Lender and Pledgee and each of the following as Borrower and Pledgor: Kenneth W. Miller ($115,000), Donald Walter
         ($86,250), C. Zane Close ($345,000), and Michael Bonham
         ($287,500), filed as Exhibit 10(ppp) to the Company's Form
         10-Q for the period ended September 30, 1999.
10(qqq)  Registration of 1.5 million shares of Cerprobe Corporation
         Common Stock on the Company's Form S-3 on March 8, 2000, in
         conjunction with the purchase of OZ Technologies, Inc. (no.
         333-31992) and incorporated herein by reference.
10(rrr)  Non-Qualified Stock Option Plan adopted by Cerprobe
         Corporation's Board of Directors on December 3, 1999, and
         Stock Option Agreement filed with the Company's form S-8
         Registration Statement on March 8, 2000, (no. 333-31954) and
         incorporated herein by reference.
10(sss)  Employment Agreement between Cerprobe Corporation and Daniel
         J. Hill effective October 19, 1999.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10(ttt)  Change of Control Agreement between Cerprobe Corporation and
         Daniel J. Hill dated October 19, 1999.
10(uuu)  Lease agreement between Cerprobe Interconnect Solutions,
         Inc. and Bank One Leasing Corporation dated November 15,
         1999.
10(vvv)  Lease agreement between Cerprobe Corporation and Bank One
         Leasing Corporation dated November 15, 1999.
10(www)  Stock Purchase Agreement between Cerprobe Corporation and OZ
         Technologies, Inc., Nasser Barabi, Iraj Barabi, Ali
         Bushehri, and Aham Barabi dated December 3, 1999, filed as
         Exhibit 1 to the Company's 8-K on December 18, 1999.
10(xxx)  Subordinated Promissory Note between Cerprobe Corporation and Ali Bushehri, dated December 3, 1999 filed as Exhibit 2 to the Company's 8-K on December 18, 1999.
10(yyy)  Promissory Note between Cerprobe Corporation and Ali
         Bushehri, dated December 3, 1999 filed as Exhibit 3 to the
         Company's 8-K on December 18, 1999.
10(zzz)  Employment Agreement between Cerprobe Corporation and Nasser
         Barabi effective December 3, 1999, filed as Exhibit 4 to the
         Company's 8-K on December 18, 1999.
10(aaaa) Employment Agreement between Cerprobe Corporation and Iraj
         Barabi effective December 3, 1999, filed as Exhibit 5 to the
         Company's 8-K on December 18, 1999.
10(bbbb) Consulting Agreement between Cerprobe Corporation and C-MA
         International, Ltd. Effective December 3, 1999, filed as
         Exhibit 6 to the Company's 8-K on December 18, 1999.
10(cccc) Noncompetition Agreement between Cerprobe Corporation and
         Nasser Barabi effective December 3, 1999, filed as Exhibit 7 to the Company's 8-K on December 18, 1999.
10(dddd) Noncompetition Agreement between Cerprobe Corporation and
         Iraj Barabi effective December 3, 1999, filed as Exhibit 8 to the Company's 8-K on December 18, 1999.
10(eeee) Noncompetition Agreement between Cerprobe Corporation and
         Ali Busherhi effective December 3, 1999, filed as Exhibit 9 to the Company's 8-K on December 18, 1999.
10(ffff) Noncompetition Agreement between Cerprobe Corporation and
         Ahmad Barabi effective December 3, 1999, filed as Exhibit 10 to the Company's 8-K on December 18, 1999.
10(gggg) Loan and Security Agreement between Cerprobe Corporation and
         Bank of America dated December 3, 1999, filed as Exhibit 11 to the Company's 8-K on December 18, 1999.
10(hhhh) Notification of Assignment of payments between Cerprobe
         Corporation, Oracle Credit Corporation and Newcourt
         financial USA, Inc. dated March 16, 2000.
11       Computation of Net Income (Loss) per Share.
21       List of Subsidiaries.
23       Consent of KPMG LLP, Independent Accountants
27.1     Financial Data Schedule for twelve months ended December 31,
         1999
27.2     Restated Financial Data Schedule for twelve months ended
         December 31, 1998