Form 10-Q
period 2000-03-31
CERPROBE CORP
filed 2000-05-12
CIK 725259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934 For the Quarter Ended March, 31 2000

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


     As of May 5, 2000, there were 9,426,353 shares of the registrant's Common Stock outstanding.

                              CERPROBE CORPORATION


                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                             Page

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets -
        March 31, 2000 and December 31, 1999 ...........................       3

        Condensed Consolidated Statements of Operations -
        Three Months Ended March 31, 2000 and 1999 .....................       4

        Condensed Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 2000 and 1999 .....................       5

        Notes to Condensed Consolidated Financial Statements ...........       6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ............................      11

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....      15





                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ..............................................      16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...............................      16

SIGNATURE ..............................................................      17

                      CERPROBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,        DECEMBER 31,
                                     ASSETS                                2000               1999
                                                                       ------------       ------------
                                                                       (unaudited)
Current assets:
    Cash                                                               $  3,878,332       $  3,484,045
    Accounts receivable, net of allowance of $411,642
      in 2000 and $397,763 in 1999                                       16,478,219         12,313,053
    Inventories, net                                                     10,189,229          9,728,500
    Accrued interest receivable                                              34,915             22,157
    Prepaid expenses                                                      1,088,662          1,107,378
    Income taxes receivable                                               4,941,493          4,041,140
    Deferred tax asset                                                      786,339          2,123,609
                                                                       ------------       ------------
      Total current assets                                               37,397,189         32,819,882

Property, plant, and equipment, net                                      23,301,596         23,537,021
Intangible assets, net                                                   25,358,709         26,334,157
Other assets                                                                615,052            676,485
                                                                       ------------       ------------

      Total assets                                                     $ 86,672,546       $ 83,367,545
                                                                       ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $  4,489,408       $  3,687,143
    Accrued expenses                                                      5,169,717          5,584,724
    Current portion of notes payable                                     12,555,792         10,334,878
    Current portion of capital lease obligations                            939,429            954,957
    Net liabilities of discontinued operations                              511,887            446,629
                                                                       ------------       ------------
      Total current liabilities                                          23,666,233         21,008,331

Notes payable, less current portion                                       5,090,293          5,200,034
Capital lease obligations, less current portion                           2,431,545          2,454,637
Deferred tax and other liabilities                                          440,785            472,158
                                                                       ------------       ------------
      Total liabilities                                                  31,628,856         29,135,160
                                                                       ------------       ------------

Minority interest                                                         1,302,748          1,115,545

Commitments and contingencies                                                    --                 --

Stockholders' equity:
    Preferred stock, $.05 par value; authorized 10,000,000
      shares; issued and outstanding none                                        --                 --
    Common stock, $.05 par value; authorized 25,000,000
      shares; issued 9,867,245 and outstanding 9,422,853 shares at
      March 31, 2000 and issued 9,863,245 and outstanding
      9,419,052 shares at December 31, 1999                                 493,362            493,162
    Additional paid-in capital                                           67,866,504         67,830,701
    Retained deficit                                                     (8,559,116)        (9,074,938)
    Accumulated other comprehensive loss:
      Foreign currency translation                                         (248,255)          (236,534)
                                                                       ------------       ------------
                                                                         59,552,495         59,012,391
    Treasury stock, at cost, 444,393 shares at March 31, 2000
      and 444,193 shares at December 31, 1999                            (5,029,529)        (5,027,278)
    Notes receivable from related parties                                  (782,024)          (868,273)
                                                                       ------------       ------------
      Total stockholders' equity                                         53,740,942         53,116,840
                                                                       ------------       ------------

      Total liabilities and stockholders' equity                       $ 86,672,546       $ 83,367,545
                                                                       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED MARCH 31,
                                                           -------------------------------
                                                               2000               1999
                                                           ------------       ------------

Net sales                                                  $ 26,777,418       $ 15,605,894
Costs of goods sold                                          15,883,166         10,045,546
                                                           ------------       ------------
      Gross profit                                           10,894,252          5,560,348
                                                           ------------       ------------

Expenses:
    Selling, general, and administrative                      7,077,101          4,300,210
    Engineering and product development                       1,055,097            798,264
    Goodwill amortization                                       947,633            127,221
                                                           ------------       ------------
      Total expenses                                          9,079,831          5,225,695
                                                           ------------       ------------

Operating income                                              1,814,421            334,653
                                                           ------------       ------------

Other income (expense):
    Interest income                                              91,883            229,410
    Interest expense                                           (546,219)           (90,486)
    Other, net                                                  166,248            (39,631)
                                                           ------------       ------------
      Total other income (expense)                             (288,088)            99,293
                                                           ------------       ------------

Income from continuing operations before
    minority interest and income taxes                        1,526,333            433,946

Minority interest                                              (206,581)           (66,302)
                                                           ------------       ------------

Income from continuing operations before income taxes         1,319,752            367,644

Income tax                                                     (803,930)          (217,289)
                                                           ------------       ------------

Income from continuing operations                               515,822            150,355

Discontinued operations:
    Loss from operations of SVTR, Inc., net of taxes                 --             (5,322)
                                                           ------------       ------------

Net income                                                 $    515,822       $    145,033
                                                           ============       ============

Net income per common share:
    Basic:
    Net income per common share                            $       0.05       $       0.02
                                                           ============       ============

    Weighted average number of common
      shares outstanding                                      9,419,755          7,655,304
                                                           ============       ============

    Diluted:
    Net income per common share                            $       0.05       $       0.02
                                                           ============       ============

    Weighted average number of common and
      common equivalent shares outstanding                    9,733,103          8,049,086
                                                           ============       ============



     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   -----------------------------
                                                                                      2000              1999
                                                                                   -----------       -----------
Cash flows from operating activities:
   Income from continuing operations                                               $   515,822       $   150,355
   Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operations:
         Depreciation and amortization                                               2,537,798         1,355,681
         Gain on sale of equipment                                                      (1,106)               --
         Deferred income taxes                                                       1,305,897          (250,178)
         Provision for losses on accounts receivable                                    16,340             4,000
         Provision for obsolete inventory                                               55,500           180,000
         Income applicable to minority interest                                        206,581            66,302
         Changes in working capital of continuing operations
            Accounts receivable                                                     (4,181,506)         (148,374)
            Inventories                                                               (516,229)          (73,133)
            Prepaid expenses and other assets                                           47,602          (340,741)
            Income taxes receivable                                                   (783,220)         (430,060)
            Accounts payable and accrued expenses                                      387,258           104,151
            Other liabilities                                                               --            (2,527)
                                                                                   -----------       -----------
               Net cash provided by (used in) continuing operations                   (409,263)          615,476
                                                                                   -----------       -----------
               Net cash provided by (used in) discontinued operations                  (51,875)          568,603
                                                                                   -----------       -----------
               Net cash provided by (used in) operating activities                    (461,138)        1,184,079
                                                                                   -----------       -----------
Cash flows from investing activities:
   Purchase of property, plant, and equipment                                       (1,326,925)       (2,798,676)
   Redemption of investment securities                                                      --         1,273,247
   Investment in CRPB Investors, L.L.C                                                  19,789             8,584
   Proceeds from sale of equipment                                                       1,106                --
   Payment of notes receivable                                                          86,249                --
                                                                                   -----------       -----------
               Net cash used in investing activities                                (1,219,781)       (1,516,845)
                                                                                   -----------       -----------
Cash flows from financing activities:
   Issuance of notes payable                                                         3,226,945         3,000,000
   Payments on notes payable                                                        (1,154,392)         (429,502)
   Net proceeds from exercise of stock options                                          33,752           144,725
                                                                                   -----------       -----------
               Net cash provided by financing activities                             2,106,305         2,715,223
                                                                                   -----------       -----------
Effect of exchange rates on cash                                                       (31,099)         (284,428)
                                                                                   -----------       -----------
Net increase in cash                                                                   394,287         2,098,029
Cash, beginning of period                                                            3,484,045         4,753,696
                                                                                   -----------       -----------
Cash, end of period                                                                $ 3,878,332       $ 6,851,725
                                                                                   ===========       ===========


Supplemental disclosures of cash flow information from continuing operations:
   Interest paid                                                                   $   546,219       $    90,486
                                                                                   ===========       ===========
   Income taxes paid                                                               $   421,050       $    99,000
                                                                                   ===========       ===========



     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)    BASIS OF PREPARATION

       The accompanying condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 1999 was derived from the audited consolidated financial statements at such date.

       Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with Cerprobe Corporation's (the "Company") annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

       Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

       PRINCIPLES OF CONSOLIDATION

       The condensed consolidated financial statements include the accounts of Cerprobe Corporation and its subsidiaries: Cerprobe Europe Limited, Cerprobe Europe S.A.S., Cerprobe Asia Holdings Pte Ltd, Cerprobe Interconnect Solutions, Inc. ("CIS"), SVTR, Inc. ("SVTR"), Cerprobe Japan Co., Ltd, and OZ Technologies, Inc. ("OZ"). All significant intercompany transactions have been eliminated in consolidation.

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

       In December 1999, the Company acquired California-based OZ Technologies, Inc. Accordingly, the consolidated financial statements as of December 31, 1999 and for the year ended December 31, 1999 include OZ's activities since the date of acquisition. See Note 5.

       In March 2000, the Company merged OZ and CIS into Cerprobe Corporation. As a result, OZ and CIS are not considered separate legal entities.

       RECLASSIFICATIONS

       Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

(2)    COMMITMENTS AND CONTINGENCIES

       In October 1998, the Company filed an action against the former President, Director, and shareholder of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of merger into its wholly-owned subsidiary, SVTR, Inc., in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company seeks to recover this stock and the balance of the purchase price through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants have responded and the action is proceeding to trial. While the Company intends to vigorously prosecute this action, it is impossible to predict the outcome of this or any other litigation. It is not anticipated that the suit will have a material adverse impact on the Company's financial condition or results of operations.

       The Company is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these actions would not have a material adverse effect on the Company.

 (3)   COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) encompasses net income and "other comprehensive loss", which includes all other non-owner transactions and events which change stockholders' equity. The Company recognized comprehensive income (loss) for the three months ended March 31, 2000 and 1999 as follows:

                                                             Three Months Ended March 31,
                                                             ---------------------------
                                                                2000            1999
                                                             ----------      -----------

          Net income                                         $ 515,822       $  145,033
          Other comprehensive loss, net of tax benefit:
                Foreign currency translation
                      adjustment                               (19,535)        (345,300)
                Tax benefit from foreign currency
                      translation                                7,814          138,120
                                                             ----------     ------------
                      Net other comprehensive loss             (11,721)        (207,180)
                                                             ----------      -----------
          Comprehensive income (loss)                        $ 504,101       $  (62,147)
                                                             ==========      ===========

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

       SVTR has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Net sales, related losses, and income taxes associated with the discontinued operations are as follows:

                                                       Three Months Ended
                                                         March 31, 1999
                                                         --------------
                Net sales                                $          -
                                                         --------------

                Loss from operations                     $     (8,869)
                Income tax benefit                              3,547
                                                         --------------
                Loss from operations, net                $     (5,322)
                                                         ==============


       The effective tax rate used in calculating the income tax benefit from discontinued operations is approximately the same as the Company's effective tax rate for continuing operations.

       The net liabilities of SVTR, as reclassified in the accompanying consolidated balance sheets, include the following:

                                                  March 31, 2000    December 31, 1999
                                                  --------------    -----------------
                Current assets                    $     381,396     $       554,585
                Other assets                             41,855              63,011
                Current liabilities                    (221,919)           (289,358)
                Long-term debt                           (2,095)             (5,286)
                Other long-term liabilities            (711,124)           (769,581)
                                                  --------------    -----------------
                                                  $    (511,887)    $      (446,629)
                                                  ==============    =================

(5)    ACQUISITIONS

       In December 1999, the Company acquired all of the outstanding stock of OZ a manufacturer of systems solutions for IC package testing and a leading designer and producer of high performance test sockets and contactors, for $36 million. OZ also designs and distributes ATE test boards and burn-in interfaces and systems. The purchase price consisted of $19 million in cash, notes payable of $5.6 million, and 1.5 million shares of the Company's Common Stock. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. As a result of the acquisition, $8.8 million of in-process research and development was charged to operations. Goodwill of $21.2 million is being amortized on a straight-line basis over seven years and $1.0 million of assembled workforce is being amortized over four years. The purchase price of $36 million plus acquisition costs of $1.9 million was allocated as follows:

             Purchase price:
                 Cash                                             $  19,000,000
                 Note payable                                         5,630,000
                 Common Stock and additional paid in
                        capital                                      11,338,000
                 Costs of acquisition                                 1,900,000
                                                                  =============
                                                                  $  37,868,000
                                                                  =============
             Assets acquired and liabilities assumed:
                 Current assets                                   $   8,945,021
                 Property, plant, and equipment                       1,822,749
                 Other assets                                            87,209
                 In-process research and development                  8,815,000
                 Goodwill and assembled workforce                    22,192,955
                 Current liabilities                                 (3,994,934)
                                                                  -------------
                                                                  $  37,868,000
                                                                  =============

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

       The condensed consolidated balance sheets as of March 31, 2000 and December 31, 1999 include the accounts of OZ and results of operations since the date of acquisition. The following summary, prepared on a pro forma basis, excluding the charge for in-process research and development, present the results of operations as if the acquisition had occurred on January 1, 1999.



                                                         Three months ended
                                                           March 31, 1999
                                                         ------------------
                                                            (unaudited)
            Net sales                                       $22,035,000
            Net loss                                            (97,000)
            Basic net loss per share                              (0.01)
            Diluted net loss per share                            (0.01)


       The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1999 or as a projection of future results.

(6)    RELATED PARTY TRANSACTIONS

       In August 1999, the Company and certain of its Directors and Officers entered into Secured Promissory Notes and Stock Pledge Agreements, which totaled $841,465. The purpose of the loans was to exercise stock options scheduled to expire. Interest on the notes is at 6% per annum with note maturities in August 2002. The notes are fully recourse to the borrowers and are also collateralized by Cerprobe Corporation Common Stock beneficially owned by the borrowers. As of March 31, 2000, the balance on the notes was $782,024.

(7)    SEGMENT INFORMATION

       The Company operates principally in one industry segment: the design, development, manufacture, and marketing of semiconductor integrated circuit test products and services. The Company's principal customers are North American, European, and Asian semiconductor manufacturing companies.

       One of the Company's customers exceeded 10% of net sales. This customer accounted for 19.0% and 19.2% of net sales for the three months ended March 31, 2000 and 1999, respectively. The accounts receivable from the customer were $3,238,532 and $893,638 at March 31, 2000 and 1999, respectively.

       International sales represented 26.4% and 20.6% of the Company's net sales for the three months ended March 31, 2000 and 1999, respectively.

       The following is a summary of the Company's geographic operations for the three months ended March 31:



                               NORTH AMERICA   EUROPE & ASIA    ELIMINATIONS    CONSOLIDATED
                               -------------   -------------   --------------   -------------
       2000
       Customer sales          $  19,706,514   $   7,070,904   $           -    $  26,777,418
       Intercompany sales            439,023       1,247,910      (1,686,933)               -
                               -------------   -------------   --------------   -------------
               Total sales     $  20,145,537   $   8,318,814   $  (1,686,933)   $  26,777,418
                               =============   =============   ==============   =============
       Long-lived assets       $  58,610,510   $   3,318,690   $ (12,653,844)   $  49,275,356
                               =============   =============   ==============   =============

       1999
       Customer sales          $  12,394,182   $   3,211,710   $           -    $  15,605,892
       Intercompany sales             93,927         592,272        (686,199)               -
                               -------------   -------------   --------------   -------------
               Total sales     $  12,488,109   $   3,803,982   $    (686,199)   $  15,605,892
                               =============   =============   ==============   =============
       Long-lived assets       $  30,014,449   $   3,797,314   $  (5,433,452)   $  28,378,311
                               =============   =============   ==============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes thereto of the Company appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

    The Company offers comprehensive solutions principally in one segment of the semiconductor industry-semiconductor test interconnect. The Company is a leading manufacturer of probe cards, ATE interface assemblies, ATE test boards, and test sockets/contactors. The Company believes it is the only company that designs, manufactures, and assembles each of the electromechanical components that assure the integrity of the electrical test signal that passes from the ATE to the IC DUT. The Company's products address critical functions to assure IC quality, reduce manufacturing costs, improve the accuracy of manufacturing yield data, and identify repairable memory ICs.

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

     From 1996 through 1998, the semiconductor industry was in the worst recession in its history. The IC test interconnect segment of the semiconductor industry generally lags the industry cycle by six months or more. Because of this lag and market share gains by the Company, its business was not significantly impacted by the recession in the semiconductor industry until the second quarter of 1998. During 1998, certain customers of the Company began processing a portion of their ICs in a manner that required vertical probing products that were not manufactured by the Company. This exacerbated the already difficult business conditions the Company was experiencing and the Company reported a loss from continuing operations before income taxes in the second quarter of 1999, which was the first such quarterly loss by the Company (excluding acquisition related costs) in 29 consecutive quarters. In the third and fourth quarter of 1999, the Company began to experience some positive signs of a gradual recovery. In the first quarter of 2000, sales increased significantly over the fourth quarter of 1999. Due to implementation of several important operational initiatives and significantly increased demand from its customers, the Company also returned to profitability in the first quarter 2000.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

     Net Sales. Net sales for the three months ended March 31, 2000 were $26.8 million, an increase of 71.6% over net sales of $15.6 million for the three months ended March 31, 1999. Of the increase, 79% was a result of the acquisition of OZ and 21% was a result of increased demand for the Company's legacy products.

     Gross Profit. Gross profit for the three months ended March 31, 2000 was $10.9 million, an increase of 95.9% from gross profit of $5.6 million for the three months ended March 31, 1999. The increase in gross profit was a result of the acquisition of OZ and increased sales for the Company's legacy products. Gross margin increased from 35.6% of net sales in the three months ended March 31, 1999 to 40.7% in 2000. The increase in gross margin was a result of the Company's increased sales overcoming the fixed cost base associated with the production infrastructure.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $7.1 million, or 26.4% of net sales, for the three months ended March 31, 2000, compared to $4.3 million, or 27.6% of net sales, for the three months ended March 31, 1999. Of this increase, $1.8 million was a result of the acquisition of OZ, $100,000 was due to increased marketing expenses, $115,000 was due to international expenses, and the remainder was due to the reversal of $500,000 incentive management programs in the three months ended March 31, 1999.

     Engineering and Product Development. Engineering and product development expenses were $1.1 million, or 3.9% of net sales, for the three months ended March 31, 2000, an increase of 32.2% over $798,264, or 5.1% of net sales, for the three months ended March 31, 1999. The increase was primarily due to the acquisition of OZ.

     Interest Income. Interest income was $91,883 for the three months ended March 31, 2000, compared to $229,410 for the three months ended March 31, 1999. This decrease was attributable to the investment of a lower average cash balance.

     Minority Interest. The minority interest share of income of $206,581 for the three months ended March 31, 2000 and $66,302 for the three months ended March 31, 1999 represented the Company's joint venture partners' share of income from the Company's Asian operations (40%).

     Income Taxes. Income taxes increased from $217,289 for March 31, 1999 to $803,930 for March 31, 2000. This represented an effective tax rate of 35.5% and 43.9% for March 31, 2000 and 1999, respectively. The decrease in the effective tax rate for March 31, 2000 was due to state net operating loss carryforwards from 1999.

     Net Income. Net income for the three months ended March 31, 2000 was $515,822 or 1.9% of sales, compared to net income of $145,033 or 0.9% of sales for the three months ended March 31, 1999. The increase in net income was due to the acquisition of OZ and higher sales from the Company's legacy product.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital requirements primarily through cash flows from operations, equipment lease financing arrangements, and sales of equity securities. At March 31, 2000, cash was $3.9 million compared to $3.5 million at December 31, 1999.

     The Company used $461,138 of cash to support its operating activities for the three months ended March 31, 2000. Accounts receivable increased by $4.2 million, net of allowance, or 33.8%, to $16.5 million at March 31, 2000 compared to the balance at December 31, 1999. This increase was due primarily to increased customer demand for the Company's products. Inventories increased $460,729, net of reserve, or 4.7%, from $9.7 million at December 31, 1999 to $10.2 million at March 31, 2000. Approximately $1.3 million of equipment was purchased during the three months ended March 31, 2000, of which approximately $300,000 was financed; the remainder was acquired primarily through cash flow from operations and usage of the Company's revolving line of credit. Income taxes receivable increased $900,353, or 22.3%, from $4.0 million at December 31, 1999 to $4.9 million at March 31, 2000. The increase was due to the current recognition of previously recorded deferred tax assets. Accounts payable and accrued expenses increased $387,258, or 4.2%, to $9.7 million at March 31, 2000.

     Working capital increased $1.9 million, or 16.3%, to $13.7 million at March 31, 2000. The current ratio remained at approximately 1.6 for March 31, 2000 and December, 31, 1999.

    The Company believes that its working capital, together with the available loan and lease commitments and anticipated cash flow from operations, will provide adequate sources to fund operations for at least the next 12 months. The Company anticipates that any additional cash requirements for operations or capital expenditures will be financed through cash flow from operations, by borrowing from the Company's primary lender, by lease financing arrangements, or by sales of equity securities. Any such financing may not be available on acceptable terms and any additional equity financing, if available, would result in additional dilution to existing investors.

YEAR 2000

     In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed the remediation and testing of its critical dependent systems. Through April 14, 2000, the Company has experienced no disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of our suppliers and vendors throughout the year 2000.

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

    Changes in the Company's supplier prices did not have a significant impact on cost of sales during the first quarter of 2000 or 1999.

    As a result of the Company's operation of manufacturing, repair, and sales facilities in Scotland, France, Singapore, and Taiwan, the Company's foreign transactions may be denominated in currencies other than the U.S. Dollar. Such transactions may expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. Fluctuations in the currency exchange rate in the future may have an adverse impact on the Company's foreign operations.

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




"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Statements in this section regarding the Company's prospects for growth, adequacy of sources of capital, and business out look are forward-looking statements. Words such as "believes," "expects," "anticipates," "intends," "may," "estimates," "should," "will likely," and similar expressions are intended to identify such forward-looking statements. Actual results, however, could differ materially from those anticipated for a number of reasons, including a decrease in demand or slower than anticipated growth in the semiconductor industry, product demand and development, ability to maintain customer diversity and relationships, technological advances, impact of competitive products and pricing, growth in targeted markets and other factors identified under "Special Considerations" of the Company's 1999 Form 10-K which has been filed with the Securities and Exchange Commission. Additional risk factors are identified from time to time in the Company's financial press releases. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no change since the Form 10-K for the year ended December 31, 1999. See Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

  Item 1.         Legal Proceedings

                  In October 1998, the Company filed an action against the former President, Director, and shareholder of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of merger into its wholly-owned subsidiary, SVTR, Inc., in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company seeks to recover this stock and the balance of the purchase price through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants have responded and the action is proceeding to trial. While the company intends to vigorously prosecute this action, it is impossible to predict the outcome of this or any other litigation. It is not anticipated that this suit will have an adverse impact on the Company's financial condition or results of operations.

Item 6.           Exhibits and Reports on Form 8-K

                  a.       Exhibits

                           None

                           11       Computation of Net Income Per Share.

                           27.1     Financial Data Schedule - March 31, 2000

                  b.       Reports on Form 8-K

                           Form 8-K, filed on March 7, 2000 to publish the Company's financial statements for the year ended December 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigning thereunto duly authorized.


                                 CERPROBE CORPORATION





                                 /s/ Randal L. Buness
                                -------------------------------------------
                                 Randal L. Buness
                                 Senior Vice President - Chief Financial Officer



May 11, 2000

                                        EXHIBIT INDEX



EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
--------                         ---------------------------

  11                          Cerprobe Corporation computation of
                                net income per share


  27                          Financial Data Schedule