Form 10-Q
period 2000-06-30
CERPROBE CORP
filed 2000-08-11
CIK 725259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 2000

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of August 7, 2000, there were 9,488,232 shares of the registrant's Common Stock outstanding.

                              CERPROBE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                            Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets -
           June 30, 2000 and December 31, 1999.................................3

           Condensed Consolidated Statements of Operations -
           Three and Six Months Ended June 30, 2000 and 1999...................4

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2000 and 1999.............................5

           Notes to Condensed Consolidated Financial Statements................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................11

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........16



                    PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..................................................17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................17

SIGNATURE  ...................................................................18

                      CERPROBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,      DECEMBER 31,
                           ASSETS                                        2000            1999
                                                                     ------------    ------------
                                                                      (unaudited)

Current assets:
    Cash                                                             $  6,482,402    $  3,484,045
    Accounts receivable, net of allowance of $408,711
      in 2000 and $397,763 in 1999                                     18,727,957      12,313,053
    Inventories, net                                                   11,528,246       9,728,500
    Accrued interest receivable                                            55,781          22,157
    Prepaid expenses                                                    1,332,292       1,107,378
    Income taxes receivable                                             2,135,196       4,041,140
    Deferred tax asset                                                    301,821       2,123,609
                                                                     ------------    ------------
      Total current assets                                             40,563,695      32,819,882

Property, plant, and equipment, net                                    24,024,070      23,537,021
Intangible assets, net                                                 24,500,248      26,334,157
Other assets                                                              535,154         676,485
                                                                     ------------    ------------

      Total assets                                                   $ 89,623,167    $ 83,367,545
                                                                     ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  3,717,725    $  3,687,143
    Accrued expenses                                                    5,570,133       5,584,724
    Current portion of notes payable                                   12,777,650      10,334,878
    Current portion of capital lease obligations                          973,240         954,957
    Net liabilities of discontinued operations                            388,168         446,629
                                                                     ------------    ------------
      Total current liabilities                                        23,426,916      21,008,331

Notes payable, less current portion                                     4,994,190       5,200,034
Capital lease obligations, less current portion                         2,757,845       2,454,637
Deferred tax and other liabilities                                        439,476         472,158
                                                                     ------------    ------------
      Total liabilities                                                31,618,427      29,135,160
                                                                     ------------    ------------

Minority interest                                                       1,812,341       1,115,545

Commitments and contingencies                                                --              --

Stockholders' equity:
    Preferred stock, $.05 par value; authorized 10,000,000
      shares; issued and outstanding none                                    --              --
    Common stock, $.05 par value; authorized 25,000,000
      shares; issued 9,888,226 and outstanding 9,479,902 shares at
      June 30, 2000 and issued 9,863,245 and outstanding
      9,419,052 shares at December 31, 1999                               494,032         493,162
    Additional paid-in capital                                         67,836,465      67,830,701
    Accumulated deficit                                                (6,297,810)     (9,074,938)
    Accumulated other comprehensive loss:
      Foreign currency translation                                       (395,248)       (236,534)
                                                                     ------------    ------------
                                                                       61,637,439      59,012,391
    Treasury stock, at cost, 408,324 shares at June 30, 2000
      and 444,193 shares at December 31, 1999                          (4,618,017)     (5,027,278)
    Notes receivable from related parties                                (827,023)       (868,273)
                                                                     ------------    ------------
      Total stockholders' equity                                       56,192,399      53,116,840
                                                                     ------------    ------------

      Total liabilities and stockholders' equity                     $ 89,623,167    $ 83,367,545
                                                                     ============    ============


     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------    ----------------------------
                                                                   2000            1999            2000            1999
                                                               ------------    ------------    ------------    ------------

Net sales                                                      $ 30,970,300    $ 14,102,742    $ 57,747,718    $ 29,708,636
Costs of goods sold                                              16,445,161       9,856,512      32,328,328      19,902,058
                                                               ------------    ------------    ------------    ------------
      Gross profit                                               14,525,139       4,246,230      25,419,390       9,806,578
                                                               ------------    ------------    ------------    ------------

Expenses:
    Selling, general, and administrative                          7,581,490       5,408,697      14,658,590       9,708,907
    Engineering and product development                           1,234,270       1,263,679       2,289,368       2,061,943
    Goodwill amortization                                           960,397         129,552       1,908,029         256,773

                                                               ------------    ------------    ------------    ------------
      Total expenses                                              9,776,157       6,801,928      18,855,987      12,027,623
                                                               ------------    ------------    ------------    ------------

Operating income (loss)                                           4,748,982      (2,555,698)      6,563,403      (2,221,045)
                                                               ------------    ------------    ------------    ------------

Other income (expense):
    Interest income                                                 119,732         201,430         211,616         430,840
    Interest expense                                               (581,950)       (113,496)     (1,128,170)       (203,982)
    Other, net                                                      107,638          38,554         273,886          (1,077)
                                                               ------------    ------------    ------------    ------------
      Total other income (expense)                                 (354,580)        126,488        (642,668)        225,781
                                                               ------------    ------------    ------------    ------------

Income (loss) from continuing operations before
    minority interest and income taxes                            4,394,402      (2,429,210)      5,920,735      (1,995,264)

Minority interest                                                  (508,088)       (122,213)       (714,668)       (188,516)
                                                               ------------    ------------    ------------    ------------

Income (loss) from continuing operations before income taxes      3,886,314      (2,551,423)      5,206,067      (2,183,780)

Income tax (provision) benefit                                   (1,625,007)        892,459      (2,428,938)        675,170
                                                               ------------    ------------    ------------    ------------

Income (loss) from continuing operations                          2,261,307      (1,658,964)      2,777,129      (1,508,610)

Discontinued operations:

    Loss from operations of SVTR, Inc., net of taxes                   --              --              --            (5,322)
                                                               ------------    ------------    ------------    ------------

Net income (loss)                                              $  2,261,307    $ (1,658,964)   $  2,777,129    $ (1,513,932)
                                                               ============    ============    ============    ============

Net income (loss) per common share:
    Basic:
    Net income (loss) per common share                         $       0.24    $      (0.22)   $       0.29    $      (0.20)
                                                               ============    ============    ============    ============

    Weighted average number of common
      shares outstanding                                          9,429,985       7,686,180       9,422,501       7,670,742
                                                               ============    ============    ============    ============

    Diluted:
    Net income (loss) per common share                         $       0.23    $      (0.22)   $       0.28    $      (0.20)
                                                               ============    ============    ============    ============

    Weighted average number of common and
      common equivalent shares outstanding                        9,890,198       7,686,180       9,807,995       7,670,742
                                                               ============    ============    ============    ============



     See accompanying notes to condensed consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                --------------------------
                                                                                   2000           1999
                                                                                -----------    -----------
Cash flows from operating activities:
     Income (loss) from continuing operations                                   $ 2,777,129    $(1,508,610)
     Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operations:
             Depreciation and amortization                                        5,018,249      2,797,204
             Loss on sale of equipment                                                1,583        347,977
             Tax benefit from exercise of nonqualified stock options                  9,000           --
             Deferred income taxes                                                1,762,210       (183,590)
             Provision for losses on accounts receivable                             16,223          8,600
             Provision for obsolete inventory                                       255,942        180,000
             Income applicable to minority interest                                 714,669        188,516
             Changes in working capital of continuing operations:
                 Accounts receivable                                             (6,431,127)       173,799
                 Inventories                                                     (2,055,688)      (587,683)
                 Prepaid expenses and other assets                                 (160,778)      (387,472)
                 Income taxes receivable                                          2,007,005     (1,135,812)
                 Accounts payable and accrued expenses                               15,991     (1,201,447)
                 Other liabilities                                                   26,896         (4,842)
                                                                                -----------    -----------
                     Net cash provided by (used in) continuing operations         3,957,304     (1,313,360)
                                                                                -----------    -----------
                     Net cash used in discontinued operations                      (159,522)        (5,591)
                                                                                -----------    -----------
                     Net cash provided by (used in) operating activities          3,797,782     (1,318,951)
                                                                                -----------    -----------
Cash flows from investing activities:
     Purchase of property, plant, and equipment                                  (3,674,078)    (3,584,233)
     Redemption of investment securities                                               --        3,152,577
     Investment in CRPB Investors, L.L.C                                             43,571        110,544
     Proceeds from sale of equipment                                                  1,106           --
     Issuance of notes receivable                                                    41,250           --
                                                                                -----------    -----------
                     Net cash used in investing activities                       (3,588,151)      (321,112)
                                                                                -----------    -----------
Cash flows from financing activities:
     Issuance of notes payable                                                    3,226,945      3,000,000
     Payments on notes payable                                                     (668,527)      (950,260)
     Net proceeds from employee stock purchase plan                                 253,595        177,676
     Net proceeds from exercise of stock options                                    153,300        528,250
                                                                                -----------    -----------
                     Net cash provided by financing activities                    2,965,313      2,755,666
                                                                                -----------    -----------
Effect of exchange rates on cash                                                   (176,587)      (239,213)
                                                                                -----------    -----------
Net increase in cash                                                              2,998,357        876,390
Cash, beginning of period                                                         3,484,045      4,753,696
                                                                                -----------    -----------
Cash, end of period                                                             $ 6,482,402    $ 5,630,086
                                                                                ===========    ===========

Supplemental disclosures of cash flow information from continuing operations:
     Interest paid                                                              $ 1,128,170    $   203,982
                                                                                ===========    ===========
     Income taxes paid                                                          $   724,065    $    99,000
                                                                                ===========    ===========



     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)    BASIS OF PREPARATION

       The accompanying condensed consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 1999 was derived from the audited consolidated financial statements at such date.

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

       Cerprobe Asia Holdings Pte Ltd is a 60% owner of Cerprobe Asia Pte Ltd; the balance is owned by Asian investors. Cerprobe Asia Pte Ltd's wholly owned subsidiaries, Cerprobe Singapore Pte Ltd and Cerprobe Taiwan Co., Ltd., operate full service sales and manufacturing plants. As of July 31, 2000, Cerprobe Corporation purchased the 40% ownership in Cerprobe Asia Pte Ltd resulting in 100% ownership by Cerprobe Corporation.

       In the third quarter of 1998, the Company discontinued operations of SVTR, a company that refurbished, reconfigured, and serviced wafer probing equipment. See Note 4.

       In March 1999, the Company formed Cerprobe Japan Co., Ltd. to operate a sales and distribution facility in Yokohama, Japan.

       In December 1999, the Company acquired California-based OZ Technologies, Inc. Accordingly, the consolidated financial statements as of December 31, 1999, and for the year ended December 31, 1999 include OZ's activities since the date of acquisition. See Note 5.

       In March 2000, the Company merged OZ and CIS into Cerprobe Corporation. As a result, OZ and CIS are no longer considered separate legal entities.

       RECLASSIFICATIONS

       Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

(2)    COMMITMENTS AND CONTINGENCIES

       In October 1998, the Company filed an action against the former President, Director, and shareholder of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of merger into its wholly-owned subsidiary, SVTR, Inc., in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company sought to recover this stock and the balance of the purchase price through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants responded and the action is proceeding to trial. In July 2000, the defendants were granted Summary Judgement in their favor on all of Cerprobe and SVTR, Inc.'s claims. The Company has the right to appeal the Summary Judgement at the conclusion of the case. While the Company intends to vigorously defend the defendants' counter claim, it is impossible to predict the outcome of this or any other litigation. It is not anticipated that the suit will have a material adverse impact on the Company's financial condition or results of operations.

       The Company is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these actions would not have a material adverse effect on the Company.

 (3)   COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) encompasses net income and "other comprehensive loss", which includes all other non-owner transactions and events which change stockholders' equity. The Company recognized comprehensive income (loss) for the six months ended June 30, 2000 and 1999 as follows:

                                                        Six months Ended June 30,
                                                       --------------------------
                                                          2000           1999
                                                       -----------    -----------

       Net income (loss)                               $ 2,777,129    $(1,513,932)
       Other comprehensive loss, net of tax benefit:
             Foreign currency translation
                   adjustment                             (264,523)      (366,225)
          Tax benefit from foreign currency
                translation                                105,809        146,489
                                                       -----------    -----------
                   Net other comprehensive loss           (158,714)      (219,736)
                                                       -----------    -----------
       Comprehensive income (loss)                     $ 2,618,415    $(1,733,668)
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

       SVTR has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Net sales, related losses, and income taxes associated with the discontinued operations are as follows:

                                                      Six months Ended
                                                       June 30, 1999
                                                      ----------------

              Net sales                                   $  --
                                                          -------

              Loss from operations                        $(8,869)
              Income tax benefit                            3,547
                                                          -------
              Loss from operations, net                   $(5,322)
                                                          =======


       The effective tax rate used in calculating the income tax benefit from discontinued operations is approximately the same as the Company's effective tax rate for continuing operations.

       The net liabilities of SVTR, as reclassified in the accompanying consolidated balance sheets, include the following:

                                              June 30, 2000   December 31, 1999
                                              -------------   -----------------

              Current assets                    $ 352,240        $ 554,585
              Other assets                         41,855           63,011
              Current liabilities                (117,943)        (289,358)
              Long-term debt                         (618)          (5,286)
              Other long-term liabilities        (663,702)        (769,581)
                                                ---------        ---------
                                                $(388,168)       $(446,629)
                                                =========        =========

(5)    ACQUISITIONS

       In December 1999, the Company acquired all of the outstanding stock of OZ, a manufacturer of systems solutions for IC package testing and a leading designer and producer of high performance test sockets and contactors, for $36 million. OZ also designs and distributes ATE test boards and burn-in interfaces and systems. The purchase price consisted of $19 million in cash, notes payable of $5.6 million, and 1.5 million shares of the Company's Common Stock. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. As a result of the acquisition, $8.8 million of in-process research and development was charged to operations. Goodwill of $21.2 million is being amortized on a straight-line basis over seven years and $1.0 million of assembled workforce is being amortized on a straight-line basis over four years. The purchase price of $36 million plus acquisition costs of $1.9 million was allocated as follows:

              Purchase price:
                  Cash                                         $ 19,000,000
                  Notes payable                                   5,630,000
                  Common stock and additional paid in
                         capital                                 11,338,000
                  Costs of acquisition                            1,900,000
                                                               ------------
                                                               $ 37,868,000
                                                               ============

              Assets acquired and liabilities assumed:
                  Current assets                               $  8,945,021
                  Property, plant, and equipment                  1,822,749
                  Other assets                                       87,209
                  In-process research and development             8,815,000
                  Goodwill and assembled workforce               22,192,955
                  Current liabilities                            (3,994,934)
                                                               ------------
                                                               $ 37,868,000
                                                               ============

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

       The condensed consolidated balance sheets as of June 30, 2000 and December 31, 1999 include the accounts of OZ and results of operations since the date of acquisition. The following summary, prepared on a pro forma basis, excluding the charge for in-process research and development, presents the results of operations as if the acquisition had occurred on January 1, 1999.

                                                    Six months ended
                                                     June 30, 1999
                                                    ----------------
                                                       (unaudited)

              Net sales                              $ 43,144,000
              Net loss                                 (1,865,000)
              Basic net income per share                     (.20)
              Diluted net income per share                   (.20)


       The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1999 or as a projection of future results.

(6)    RELATED PARTY TRANSACTIONS

       In August 1999, the Company and certain of its Directors and Officers entered into Secured Promissory Notes and Stock Pledge Agreements. The purpose of the loans was to exercise stock options scheduled to expire. Interest on the notes is at 6% per annum with note maturities in August 2002. The notes are fully recourse to the borrowers and are also collateralized by shares of the Company's Common Stock beneficially owned by the borrowers. As of June 30, 2000 and December 31, 1999, the balance on the notes was $827,023 and $868,273, respectively.

(7)    SEGMENT INFORMATION

       The Company operates principally in one industry segment: the design, development, manufacture, and marketing of semiconductor integrated circuit test products and services. The Company's principal customers are North American, European, and Asian semiconductor manufacturing companies.

       One of the Company's customers exceeded 10% of net sales. This customer accounted for 17.1% and 16.7% of net sales for the six months ended June 30, 2000 and 1999, respectively. The accounts receivable from the customer were $2,239,573 and $499,890 at June 30, 2000 and 1999, respectively.

       International sales represented 26.1% and 21.9% of the Company's net sales for the six months ended June 30, 2000 and 1999, respectively.

       The following is a summary of the Company's geographic operations for the six months ended June 30:

                                 NORTH AMERICA   EUROPE & ASIA   ELIMINATIONS     CONSOLIDATED
                                 -------------   -------------   ------------     ------------
       2000
       Customer sales             $42,676,750     $15,070,968     $      --        $57,747,718
       Intercompany sales             996,671       2,654,658      (3,651,329)            --
                                  -----------     -----------     -----------      -----------
                  Total sales     $43,673,421     $17,725,626     $(3,651,329)     $57,747,718
                                  ===========     ===========     ===========      ===========
       Long-lived assets          $51,302,637     $ 4,705,746     $(5,798,279)     $50,210,104
                                  ===========     ===========     ===========      ===========

       1999
       Customer sales             $23,201,352     $ 6,507,284     $      --        $29,708,636
       Intercompany sales             149,400       1,240,425      (1,389,825)            --
                                  -----------     -----------     -----------      -----------
                  Total sales     $23,350,752     $ 7,747,709     $(1,389,825)     $29,708,636
                                  ===========     ===========     ===========      ===========
       Long-lived assets          $29,329,844     $ 3,720,879     $(5,841,642)     $27,209,081
                                  ===========     ===========     ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes thereto of the Company appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

    The Company offers comprehensive solutions principally in one segment of the semiconductor industry semiconductor test interconnect. The Company is a leading manufacturer of probe cards, ATE interface assemblies, ATE test boards, and test sockets/contactors. The Company believes it is the only company that designs, manufactures, and assembles each of the electromechanical components that assure the integrity of the electrical test signal that passes from the ATE to the IC DUT. The Company's products address critical functions to assure IC quality, reduce manufacturing costs, improve the accuracy of manufacturing yield data, and identify repairable memory ICs.

    The semiconductor industry is characterized as cyclical, with capacity boom cycles followed by bust cycles that create tremendous pricing pressures. Despite these cycles, the IC market has generally been a high volume, high growth commodity market characterized by rapid technological change. The Company has benefited from this and has grown substantially over the last five years as the Company has increased its market share and expanded its product lines. Net sales have increased from $26.1 million for 1995 to $62.7 million for 1999, representing a five year average annualized growth rate of approximately 35%.

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

     From 1996 through 1998, the semiconductor industry was in the worst recession in its history. The IC test interconnect segment of the semiconductor industry generally lags the industry cycle by six months or more. Because of this lag and market share gains by the Company, its business was not significantly impacted by the recession in the semiconductor industry until the second quarter of 1998. During 1998, certain customers of the Company began processing a portion of their ICs in a manner that required vertical probing products that were not manufactured by the Company. This exacerbated the already difficult business conditions the Company was experiencing and the Company reported a loss from continuing operations before income taxes in the second quarter of 1999, which was the first such quarterly loss by the Company (excluding acquisition related costs) in 29 consecutive quarters. In the third quarter of 1999, the Company began to experience some positive signs of a gradual recovery. For the past several quarters sales have increased significantly. Due to this significantly increased demand from its customers, the implementation of several important operational initiatives during the semiconductor downturn, and the acquisition of OZ the Company has been profitable during 2000.

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

RESULTS OF OPERATIONS

Three months Ended June 30, 2000 Compared to Three months Ended June 30, 1999.

     Net Sales. Net sales for the three months ended June 30, 2000 were $31.0 million, an increase of 119.6% over net sales of $14.1 million for the three months ended June 30, 1999. Of the increase, 56.8% was a result of sales of new packaged IC testing products from the acquisition of OZ. The remaining 43.2% was a result of increased demand for the Company's legacy products. During the three months ended June 30, 2000, approximately 25.8% of sales were to international customers as compared to 23.4% for the same period in 1999.

     Gross Profit. Gross profit for the three months ended June 30, 2000 was $14.5 million, an increase of 242.1% from gross profit of $4.2 million for the three months ended June 30, 1999. Gross margin increased from 30.1% of net sales in the three months ended June 30, 1999 to 46.9% in 2000. These increases were a result of a more favorable product mix, increased manufacturing efficiencies, and lower average material costs, combined with generally higher average selling prices.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $7.6 million, or 24.5% of net sales, for the three months ended June 30, 2000, compared to $5.4 million, or 38.4% of net sales, for the three months ended June 30, 1999. Of this increase, $1.6 million was due to the new packaged IC testing products from the acquisition of OZ, approximately $200,000 was due to international expansion, and approximately $200,000 was attributable to increased marketing expenses.

     Engineering and Product Development. Engineering and product development expenses were $1.2 million, or 4.0% of net sales, for the three months ended June 30, 2000, compared to $1.3 million or 9.0% of net sales, for the three months ended June 30, 1999. Engineering and product development have decreased as a percentage of sales to historical levels as several of the Company's new products have recently been released to production.

     Interest Income. Interest income was $119,732 for the three months ended June 30, 2000, compared to $201,430 for the three months ended June 30, 1999. This decrease was attributable to the investment of a lower average cash balance.

     Interest Expense. Interest expense was $581,950 for the three months ended June 30, 2000, compared to $113,496 for the three months ended June 30, 1999. This increase was due to the increased Company debt incurred to partially finance the acquisition of OZ.

     Minority Interest. The minority interest share of income of $508,088 for the three months ended June 30, 2000 and $122,213 for the three months ended June 30, 1999 represented the Company's joint venture partners' share of income from the Company's Asian operations (40%).

     Income Taxes. Income taxes increased from a benefit of $892,459 for June 30, 1999 to a $1.6 million expense for June 30, 2000. This represented an effective tax rate of 33.5% for June 30, 2000 and an effective tax benefit of 36.8% for June 30, 1999. The effective tax rate for June 30, 2000 has been favorably impacted by state net operating loss carryforwards from 1999 and lower tax rates applied against income of some foreign operations.

     Net Income. Net income for the three months ended June 30, 2000 was $2.3 million or 7.3% of sales, compared to a net loss of $1.7 million or 11.8% of sales for the three months ended June 30, 1999. The increase in net income was due to substantially increased sales, increased manufacturing efficiencies, and greater leverage from the Company's fixed cost infrastructure.

Six months Ended June 30, 2000 Compared to Six months Ended June 30, 1999.

     Net Sales. Net sales for the six months ended June 30, 2000 were $57.7 million, an increase of 94.4% over net sales of $29.7 million for the six months ended June 30, 1999. Of the increase, 65.3% was a result of sales of new packaged IC testing products from the acquisition of OZ. The remaining 34.7% was a result of increased demand for the Company's legacy products.

     Gross Profit. Gross profit for the six months ended June 30, 2000 was $25.4 million, an increase of 159.2% from gross profit of $9.8 million for the six months ended June 30, 1999. Gross margin increased from 33.0% of net sales in the six months ended June 30, 1999 to 44.0% in 2000. These increases were a result of a more favorable product mix, increased manufacturing efficiencies, and lower average material costs, combined with generally higher average selling prices.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $14.7 million, or 25.4% of net sales, for the six months ended June 30, 2000, compared to $9.7 million, or 32.7% of net sales, for the six months ended June 30, 1999. Of this increase, $3.4 million was due to the new packaged IC testing products from the acquisition of OZ, approximately $300,000 was due to international expansion, approximately $300,000 was attributable to increased marketing expenses due to international expansion, and the reversal of $500,000 in incentive management programs expense in the six months ended June 30, 1999.

     Engineering and Product Development. Engineering and product development expenses were $2.3 million, or 4.0% of net sales, for the six months ended June 30, 2000, an increase of 11.0% over $2.1 million or 6.9% of net sales, for the six months ended June 30, 1999. The increase was primarily due to the acquisition of OZ.

     Interest Income. Interest income was $211,616 for the six months ended June 30, 2000, compared to $430,840 for the six months ended June 30, 1999. This decrease was attributable to the investment of a lower average cash balance.

     Interest Expense. Interest expense was $1.1 million for the six months ended June 30, 2000, compared to $203,982 for the six months ended June 30, 1999. This increase was due to the increased Company debt incurred to partially finance the acquisition of OZ.

     Minority Interest. The minority interest share of income of $714,668 for the six months ended June 30, 2000 and $188,516 for the six months ended June 30, 1999 represented the Company's joint venture partners' share of income from the Company's Asian operations (40%).

     Income Taxes. Income taxes increased from a benefit of $675,179 for June 30, 1999 to a $2.4 million expense for June 30, 2000. This represented an effective tax rate of 34.1% for June 30, 2000 and 35.0% for June 30, 1999. The effective tax rate for June 30, 2000 has been favorably impacted by state net operating loss carryforwards from 1999, and lower tax rates applied against income of some foreign operations.

     Net Income. Net income for the six months ended June 30, 2000 was $2.8 million or 4.8% of sales, compared to a net loss of $1.5 million or 5.1% of sales for the six months ended June 30, 1999. The increase in net income was due to substantially increased sales, increased manufacturing efficiencies, and greater leverage from the Company's fixed cost infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital requirements primarily through cash flows from operations, equipment lease financing arrangements, working capital credit facilities, and sales of equity securities. At June 30, 2000, cash was $6.5 million compared to $3.5 million at December 31, 1999.

     The Company generated $3.8 million of cash from its operating activities for the six months ended June 30, 2000. Accounts receivable increased by $6.4 million, net of allowance, or 52.1%, to $18.7 million at June 30, 2000 compared to the balance at December 31, 1999. This increase was consistent with the Company's substantial increase in sales in the first half of 2000. Inventories increased $1.8 million, net of reserve, or 18.5%, from $9.7 million at December 31, 1999 to $11.5 million at June 30, 2000. This increase was necessary to support the substantial increase in quarterly sales. Approximately $3.7 million of equipment was purchased during the six months ended June 30, 2000, of which approximately $300,000 was financed; the remainder was acquired primarily through cash flow from operations and usage of the Company's revolving line of credit. As of June 30, 2000 the amount available under the credit facility was $3 million. Income taxes receivable decreased $1.9 million, or 47.2%, from $4.0 million at December 31, 1999 to $2.1 million at June 30, 2000. The decrease was due to the receipt of tax refunds. Accounts payable and accrued expenses increased $15,991, or 0.2%, to $9.3 million at June 30, 2000.

     Working capital increased $5.3 million, or 45.1%, to $17.1 million at June 30, 2000. The current ratio was 1.7 and 1.6 for June 30, 2000 and December, 31, 1999, respectively.

    The Company believes that its working capital, together with the amount available under the credit facilities, lease commitments, and anticipated cash flow from operations, will provide adequate sources to fund operations for at least the next 12 months. The Company anticipates that any additional cash requirements for operations or capital expenditures will be financed through cash flow from operations, by borrowing from the Company's primary lender, by lease financing arrangements, or by sales of equity securities. Any such financing may not be available on acceptable terms and any additional equity financing, if available, would result in additional dilution to existing investors.

YEAR 2000

    In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed the remediation and testing of its critical dependent systems. Through August 7, 2000, the Company has experienced no disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000.

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

    Changes in the Company's supplier prices did not have a significant impact on cost of sales during the first and second quarters of 2000 or 1999.

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

BUSINESS OUTLOOK

     The Company's business depends substantially on both the volume of IC production by semiconductor manufacturers as well as new IC designs, which in turn depend on the demand of ICs and products utilizing ICs. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in reduced demand for IC testing products, including the products manufactured by the Company. At present, there is strong demand for Cerprobe's products and this demand is expected to remain strong for the foreseeable future. In addition, the Company expects to continue to reduce operating expenses as a percentage of sales for the balance of this year.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
 1995

     Statements in this section regarding increasing demand for the Company's products in the foreseeable future, the Company's prospects for growth, adequacy of sources of capital, and business out look are forward-looking statements. Words such as "believes," "expects," "anticipates," "intends," "may," "estimates," "should," "will likely," and similar expressions are intended to identify such forward-looking statements. Actual results, however, could differ materially from those anticipated for a number of reasons, including a decrease in demand or slower than anticipated growth in the semiconductor industry, product demand and development, ability to maintain customer diversity and relationships, technological advances, impact of competitive products and pricing, growth in targeted markets and other factors identified under "Special Considerations" of the Company's 1999 Form 10-K which has been filed with the Securities and Exchange Commission. Additional risk factors are identified from time to time in the Company's financial press releases. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no change since the Form 10-K for the year ended December 31, 1999. See Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

 Item 1.      Legal Proceedings

              In October 1998, the Company filed an action against the former President, Director, and shareholder of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of merger into its wholly-owned subsidiary, SVTR, Inc., in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company sought to recover this stock and the balance of the purchase price through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants responded and the action is proceeding to trial. In July 2000, the defendants were granted Summary Judgement in their favor on all of Cerprobe and SVTR, Inc.'s claims. The Company has the right to appeal the Summary Judgement at the conclusion of the case. While the Company intends to vigorously defend the defendants' counter claim, it is impossible to predict the outcome of this or any other litigation. It is not anticipated that the suit will have a material adverse impact on the Company's financial condition or results of operations.

 Item 6.      Exhibits and Reports on Form 8-K

              a.     Exhibits

                      11   Computation of Net Income Per Share.

                      27.1 Financial Data Schedule - June 30, 2000

              b.     Reports on Form 8-K

                     No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigning thereunto duly authorized.

                                 CERPROBE CORPORATION

                               /s/ Randal L. Buness
                              ---------------------------------------
                                 Randal L. Buness
                                 Senior Vice President - Chief Financial Officer




August 10 , 2000

                                 EXHIBIT INDEX


                  EXHIBIT NO.   DESCRIPTION
                  -----------   -----------
                      11        Computation of Net Income Per Share.

                      27.1      Financial Data Schedule - June 30, 2000