Form 10-Q
period 2000-09-30
CERPROBE CORP
filed 2000-11-14
CIK 725259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X        Quarterly Report pursuant to Section 13 or 15(d) of the Securities
--       Exchange Act of 1934 For the Quarter Ended September 30, 2000

                                       or

-- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
         ___________.

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

     As of November 10, 2000, there were 9,524,960 shares of the registrant's Common Stock outstanding.

                              CERPROBE CORPORATION


                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                       Page
                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets -
                  September 30, 2000 and December 31, 1999................................3

                  Condensed Consolidated Statements of Operations -
                  Three and Nine Months Ended September 30, 2000 and 1999.................4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine months Ended September 30, 2000 and 1999...........................5

                  Notes to Condensed Consolidated Financial Statements....................6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS....................................12

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............17





                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS......................................................18

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS......................18

ITEM 5.           OTHER INFORMATION......................................................19

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.......................................19

SIGNATURE         .......................................................................23

                      CERPROBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                  ASSETS                                     2000             1999
                                                                             ----             ----
                                                                         (UNAUDITED)
Current assets:
    Cash                                                                $  4,312,393       $  3,484,045
    Accounts receivable, net of allowance of $362,102
      in 2000 and $397,763 in 1999                                        21,557,294         12,313,053
    Inventories, net                                                      12,597,563          9,728,500
    Accrued interest receivable                                               68,925             22,157
    Prepaid expenses                                                       1,540,601          1,107,378
    Income taxes receivable                                                   36,101          4,041,140
    Deferred tax asset                                                       437,982          2,123,609
                                                                        ------------       ------------
      Total current assets                                                40,550,859         32,819,882

Property, plant, and equipment, net                                       21,613,746         23,537,021
Intangible assets, net                                                    23,531,386         26,334,157
Other assets                                                                 732,094            676,485
                                                                        ------------       ------------

      Total assets                                                      $ 86,428,085       $ 83,367,545
                                                                        ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $  5,199,021       $  3,687,143
    Accrued expenses                                                       6,547,356          5,584,724
    Current portion of notes payable                                       6,604,179         10,334,878
    Current portion of capital lease obligations                           1,108,469            954,957
    Net liabilities of discontinued operations                               336,322            446,629
                                                                        ------------       ------------
      Total current liabilities                                           19,795,347         21,008,331

Notes payable, less current portion                                        4,143,975          5,200,034
Capital lease obligations, less current portion                            2,271,452          2,454,637
Deferred tax and other liabilities                                           939,875            472,158
                                                                        ------------       ------------
      Total liabilities                                                   27,150,649         29,135,160
                                                                        ------------       ------------

Minority interest                                                                 --          1,115,545

Commitments and contingencies                                                     --                 --

Stockholders' equity:
    Preferred stock, $.05 par value; authorized 10,000,000
      shares; issued and outstanding none                                         --                 --
    Common stock, $.05 par value; authorized 25,000,000
      shares; issued 9,897,897 and outstanding 9,489,732 shares at
      September 30, 2000 and issued 9,863,245 and outstanding
      9,419,052 shares at December 31, 1999                                  494,895            493,162
    Additional paid-in capital                                            68,021,279         67,830,701
    Accumulated deficit                                                   (3,212,876)        (9,074,938)
    Accumulated other comprehensive loss:
      Foreign currency translation                                          (582,670)          (236,534)
                                                                        ------------       ------------
                                                                          64,720,628         59,012,391
    Treasury stock, at cost, 408,165 shares at September 30, 2000
      and 444,193 shares at December 31, 1999                             (4,616,169)        (5,027,278)
    Notes receivable from related parties                                   (827,023)          (868,273)
                                                                        ------------       ------------
      Total stockholders' equity                                          59,277,436         53,116,840
                                                                        ------------       ------------

      Total liabilities and stockholders' equity                        $ 86,428,085       $ 83,367,545
                                                                        ============       ============

     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------      -------------------------------
                                                                   2000              1999               2000               1999
                                                                   ----              ----               ----               ----
Net sales                                                      $ 34,773,473      $ 14,932,031       $ 92,521,191       $ 44,640,667
Costs of goods sold                                              18,901,569         9,742,588         51,229,896         29,644,646
                                                               ------------      ------------       ------------       ------------
      Gross profit                                               15,871,904         5,189,443         41,291,295         14,996,021
                                                               ------------      ------------       ------------       ------------

Expenses:
    Selling, general, and administrative                          8,480,325         4,939,049         23,138,915         14,647,956
    Engineering and product development                           1,359,765         1,186,108          3,649,132          3,248,051
    Goodwill amortization                                           916,284           134,214          2,824,314            390,987
                                                               ------------      ------------       ------------       ------------
      Total expenses                                             10,756,374         6,259,371         29,612,361         18,286,994
                                                               ------------      ------------       ------------       ------------

Operating income (loss)                                           5,115,530        (1,069,928)        11,678,934         (3,290,973)
                                                               ------------      ------------       ------------       ------------

Other income (expense):
    Interest income                                                 105,404           192,831            317,020            623,670
    Interest expense                                               (460,726)         (105,286)        (1,588,897)          (309,268)
    Other, net                                                       91,608           (80,087)           365,494            (81,163)
                                                               ------------      ------------       ------------       ------------
      Total other income (expense)                                 (263,714)            7,458           (906,383)           233,239
                                                               ------------      ------------       ------------       ------------

Income (loss) from continuing operations before
    minority interest and income taxes                            4,851,816        (1,062,470)        10,772,551         (3,057,734)

Minority interest                                                  (158,478)          (84,978)          (873,147)          (273,494)
                                                               ------------      ------------       ------------       ------------

Income (loss) from continuing operations before income taxes      4,693,338        (1,147,448)         9,899,404         (3,331,228)

Income tax (provision) benefit                                   (1,608,404)          269,310         (4,037,342)           944,480
                                                               ------------      ------------       ------------       ------------

Income (loss) from continuing operations                          3,084,934          (878,138)         5,862,062         (2,386,748)

Discontinued operations:
    Loss from operations of SVTR, Inc., net of taxes                     --                --                 --             (5,322)
                                                               ------------      ------------       ------------       ------------

Net income (loss)                                              $  3,084,934      $   (878,138)      $  5,862,062       $ (2,392,070)
                                                               ============      ============       ============       ============

Net income (loss) per common share:
    Basic:
    Net income (loss) per common share                         $       0.33      $      (0.11)      $       0.62       $      (0.31)
                                                               ============      ============       ============       ============

    Weighted average number of common
      shares outstanding                                          9,486,424         7,836,237          9,444,969          7,740,136
                                                               ============      ============       ============       ============

    Diluted:
    Net income (loss) per common share                         $       0.31      $      (0.11)      $       0.59       $      (0.31)
                                                               ============      ============       ============       ============

    Weighted average number of common and
      common equivalent shares outstanding                       10,053,426         7,836,237          9,887,542          7,740,136
                                                               ============      ============       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                      2000               1999
                                                                                      ----               ----
Cash flows from operating activities:
     Income (loss) from continuing operations                                      $ 5,862,062       $(2,386,748)
     Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operations:
             Depreciation and amortization                                           7,538,325         4,279,538
             Gain on sale of equipment                                                (527,271)           (3,176)
             Tax benefit from exercise of nonqualified stock options                    50,000            71,000
             Deferred income taxes                                                   1,605,813           (17,168)
             Provision for losses on accounts receivable                                15,979             4,000
             Provision for obsolete inventory                                          479,180           180,000
             Income applicable to minority interest                                    873,147           273,494
             Changes in working capital of continuing operations:
                 Accounts receivable                                                (9,260,220)         (174,435)
                 Inventories                                                        (3,348,243)       (1,594,055)
                 Prepaid expenses and other assets                                    (578,725)         (293,052)
                 Income taxes receivable                                             4,154,799        (1,963,188)
                 Accounts payable and accrued expenses                               2,474,509           562,730
                 Other liabilities                                                     547,531            (7,073)
                                                                                   -----------       -----------
                     Net cash provided by (used in) continuing operations            9,886,886        (1,068,133)
                                                                                   -----------       -----------
                     Net cash provided by (used in) discontinued operations           (260,067)           96,335
                                                                                   -----------       -----------
                     Net cash provided by (used in) operating activities             9,626,819          (971,798)
                                                                                   -----------       -----------
Cash flows from investing activities:
     Purchase of property, plant, and equipment                                     (6,081,855)       (4,745,100)
     Redemption of investment securities                                                    --         5,471,541
     Net distributions from CRPB Investors, L.L.C                                       43,126           178,649
     Purchase of Minority Interest in Cerprobe Asia Pte Ltd                           (914,237)               --
     Proceeds from sale of property, plant, and equipment                            2,692,270            11,487
                                                                                   -----------       -----------
                     Net cash provided by (used in) investing activities            (4,260,696)          916,577
                                                                                   -----------       -----------
Cash flows from financing activities:
     Issuance of notes payable                                                       5,117,187         3,000,000
     Payments on notes payable                                                      (9,933,618)       (1,414,546)
     (Issuance) payment of notes receivable                                             41,250          (841,465)
     Net proceeds from employee stock purchase plan                                    254,718           177,674
     Net proceeds from exercise of stock options                                       298,702         1,398,665
                                                                                   -----------       -----------
                     Net cash provided by (used in) financing activities            (4,221,761)        2,320,328
                                                                                   -----------       -----------
Effect of exchange rates on cash                                                      (316,014)         (143,659)
                                                                                   -----------       -----------
Net increase in cash                                                                   828,348         2,121,448
Cash, beginning of period                                                            3,484,045         4,753,696
                                                                                   -----------       -----------
Cash, end of period                                                                $ 4,312,393       $ 6,875,144
                                                                                   ===========       ===========


Supplemental disclosures of cash flow information from continuing operations:
     Interest paid                                                                 $ 1,588,896       $   309,268
                                                                                   ===========       ===========
     Income taxes paid                                                             $ 1,522,148       $   371,619
                                                                                   ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)    BASIS OF PREPARATION

       The accompanying condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 1999 was derived from the audited consolidated financial statements at such date.

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

       PRINCIPLES OF CONSOLIDATION

       The condensed consolidated financial statements include the accounts of Cerprobe Corporation and its subsidiaries: Cerprobe Europe Limited, Cerprobe Europe S.A.S., Cerprobe Asia Holdings Pte Ltd, Cerprobe Interconnect Solutions, Inc. ("CIS"), SVTR, Inc. ("SVTR"), Cerprobe Japan Co., Ltd, OZ Technologies, Inc. ("OZ"), OZTEK (M) Sdn. Bhd, Cerprobe International Holdings, Inc. and Cerprobe Foreign Sales Corporation. All significant intercompany transactions have been eliminated in consolidation.

       Prior to July 31, 2000 Cerprobe Asia Holdings Pte Ltd was a 60% owner of Cerprobe Asia Pte Ltd; the balance was owned by Asian investors. Cerprobe Asia Pte Ltd's wholly owned subsidiaries, Cerprobe Singapore Pte Ltd and Cerprobe Taiwan Co., Ltd., operate full service sales and manufacturing plants. As of July 31, 2000, Cerprobe Corporation purchased the minority ownership in Cerprobe Asia Pte Ltd resulting in 100% ownership by Cerprobe Corporation.

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

(2)    COMMITMENTS AND CONTINGENCIES

       In October 1998, the Company filed an action against the former President, Director, and shareholder of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of merger into its wholly-owned subsidiary, SVTR, Inc., in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company sought to recover this stock and the balance of the purchase price through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. In July 2000, the defendants were granted Summary Judgement in their favor on all of Cerprobe and SVTR, Inc.'s claims. On September 5, 2000, the Company moved for summary judgement seeking dismissal of the majority of Defendants' counterclaims. On September 19, 2000, Defendants responded to the Company's motion and filed a cross-motion for summary judgement on each of their counterclaims. On October 19, 2000, the Court heard arguments on the Company's motion and the Defendants' cross-motion and took the matter under advisement. At present, the Court has not rendered its ruling on the matter. While the Company intends to vigorously defend the defendants' counter claim, it is impossible to predict the outcome of this or any other litigation. It is not anticipated that the suit will have a material adverse impact on the Company's financial condition or results of operations.

       The Company is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these actions would not have a material adverse effect on the Company.

 (3)   COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) encompasses net income and "other comprehensive loss", which includes all other non-owner transactions and events which change stockholders' equity. The Company recognized comprehensive income (loss) for the nine months ended September 30, 2000 and 1999 as follows:

                                                   Nine months ended September 30,
                                                   -------------------------------
                                                       2000              1999
                                                       ----              ----
Net income (loss)                                  $ 5,862,062       $(2,392,070)
Other comprehensive loss, net of tax benefit:
      Foreign currency translation
            adjustment                                (971,117)         (209,767)
   Tax benefit from foreign currency
         translation                                   388,447            83,907
                                                   -----------       -----------
            Net other comprehensive loss              (582,670)         (125,860)
                                                   -----------       -----------
Comprehensive income (loss)                        $ 5,279,392       $(2,517,930)
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

       SVTR has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Net sales, related losses, and income taxes associated with the discontinued operations are as follows:

                                Nine months ended
                               September 30, 1999
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

       The net liabilities of SVTR, as reclassified in the accompanying consolidated balance sheets, include the following:

                                  September 30, 2000    December 31, 1999
Current assets                        $ 297,383            $ 554,585
Other assets                             41,855               63,011
Current liabilities                     (35,055)            (289,358)
Long-term debt                             (208)              (5,286)
Other long-term liabilities            (640,297)            (769,581)
                                      ---------            ---------
                                      $(336,322)           $(446,629)
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

       The condensed consolidated balance sheets as of September 30, 2000 and December 31, 1999 include the accounts of OZ and results of operations since the date of acquisition. The following summary, prepared on a pro forma basis, excluding the charge for in-process research and development, presents the results of operations as if the acquisition had occurred on January 1, 1999.


                                  Nine months ended
                                  September 30, 1999
                                  ------------------
                                     (unaudited)
Net sales                          $   65,764,000
Net loss                               (2,788,000)
Basic net loss per share                    (0.30)
Diluted net loss per share                  (0.30)


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

       In June 2000, the Company and Daniel J. Hill entered into an unsecured Promissory Note. The principal amount of the loan was $45,000, with a maturity of December 31, 2000. Interest on the note was 6% per annum. As of September 30, 2000 and December 31, 1999, the balance on all notes was $827,023 and $868,273, respectively.



(7)    SEGMENT INFORMATION

       The Company operates principally in one industry segment: the design, development, manufacture, and marketing of semiconductor integrated circuit test products and services. The Company's principal customers are North American, European, and Asian semiconductor manufacturing companies.

       One of the Company's customers exceeded 10% of net sales. This customer accounted for 17.8% and 15.5% of net sales for the nine months ended September 30, 2000 and 1999, respectively. The accounts receivable from the customer were $4,679,129 and $893,638 at September 30, 2000 and 1999, respectively.

       International sales represented 25.4% and 21.7% of the Company's net sales for the nine months ended September 30, 2000 and 1999, respectively.

       The following is a summary of the Company's geographic operations for the nine months ended September 30:

                           NORTH AMERICA    EUROPE & ASIA     ELIMINATIONS      CONSOLIDATED
                           -------------    -------------     ------------      ------------
2000
Customer sales              $69,052,782      $23,468,409      $         -       $92,521,921
Intercompany sales            1,581,576        4,062,517       (5,644,093)               --
                            -----------      -----------      -----------       -----------
           Total sales      $70,634,358      $27,530,926      $(5,644,093)      $92,521,921
                            ===========      ===========      ===========       ===========
Long-lived assets           $42,627,582      $ 2,677,118      $  (159,568)      $45,145,132
                            ===========      ===========      ===========       ===========

1999
Customer sales              $34,948,903      $ 9,691,764      $         -       $44,640,667
Intercompany sales              362,944        2,093,333       (2,456,277)               --
                            -----------      -----------      -----------       -----------
           Total sales      $35,311,847      $11,785,097      $(2,456,277)      $44,640,667
                            ===========      ===========      ===========       ===========
Long-lived assets           $23,196,751      $ 3,133,246      $  (123,777)      $26,206,220
                            ===========      ===========      ===========       ===========

(8)      SUBSEQUENT EVENTS

       On October 11, 2000, Cerprobe Corporation and Kulicke and Soffa Industries, Inc. ("K&S") signed a definitive agreement whereby, subject to the terms and conditions of the agreement, K&S will acquire Cerprobe. The acquisition, if consummated, will be made by means of a cash tender offer by a wholly-owned subsidiary of K&S for each share of Cerprobe common stock at a price of $20.00 per share. This will be followed by a back-end merger of Cerprobe with that subsidiary, with Cerprobe to remain as the surviving corporation and a subsidiary of K&S. The total purchase price, which also includes other acquisition-related costs, is expected to be approximately $225 million. The agreement has been unanimously approved by the boards of directors of both companies.

       The consummation of the tender offer is subject to customary closing conditions, including that a majority of the outstanding Cerprobe shares are tendered and the expiration or termination of the Hart-Scott-Rodino waiting period. The expiration of the Hart-Scott-Rodino waiting period has occurred. K&S commenced the tender offer on October 25, 2000, which, under the Securities and Exchange Commission rules, must be held open for a minimum of twenty business days.

       If K&S acquires at least 90% of the outstanding shares in the tender offer, it is expected that the back-end merger will be effected promptly after the consummation of the tender offer without a special meeting of shareholders. If less than 90% of the shares are acquired by K&S, a special meeting would be required for approval of the back-end merger, which would be assured if K&S acquires a majority of the outstanding shares in the tender offer. Cerprobe shareholders who do not tender their shares in the tender offer and who do not otherwise seek to have the value of their shares appraised under the applicable appraisal procedures under Delaware Law would receive $20.00 for each of their shares of common stock in the back-end merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes thereto of the Company appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

    The Company offers comprehensive solutions principally in one segment of the semiconductor industry - semiconductor test interconnect. The Company is a leading manufacturer of probe cards, ATE interface assemblies, ATE test boards, and test sockets/contactors. The Company believes it is the only company that designs, manufactures, and assembles each of the electromechanical components that assure the integrity of the electrical test signal that passes from the ATE to the IC DUT. The Company's products address critical functions to assure IC quality, reduce manufacturing costs, improve the accuracy of manufacturing yield data, and identify repairable memory ICs.

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

     From 1996 through 1998, the semiconductor industry was in the worst recession in its history. The IC test interconnect segment of the semiconductor industry generally lags the industry cycle by nine months or more. Because of this lag and market share gains by the Company, its business was not significantly impacted by the recession in the semiconductor industry until the second quarter of 1998. During 1998, certain customers of the Company began processing a portion of their ICs in a manner that required vertical probing products that were not manufactured by the Company. This exacerbated the already difficult business conditions the Company was experiencing and the Company reported a loss from continuing operations before income taxes in the second quarter of 1999, which was the first such quarterly loss by the Company (excluding acquisition related costs) in 29 consecutive quarters. In the third quarter of 1999, the Company began to experience some positive signs of a gradual recovery. For the past several quarters sales have increased significantly. Due to this significantly increased demand from its customers, the implementation of several important operational initiatives during the semiconductor downturn, and the acquisition of OZ, the Company has been profitable during 2000.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2000 Compared to Three months ended September 30, 1999.

     Net Sales. Net sales for the three months ended September 30, 2000 were $34.8 million, an increase of 132.9% over net sales of $14.9 million for the three months ended September 30, 1999. Of the increase, 45.8% was a result of sales of new packaged IC testing products from the acquisition of OZ. The remaining 54.2% was a result of increased demand for the Company's legacy products. During the three months ended September 30, 2000, approximately 24.2% of sales were to international customers as compared to 21.7% for the same period in 1999.

     Gross Profit. Gross profit for the three months ended September 30, 2000 was $15.9 million, an increase of 205.8% from gross profit of $5.2 million for the three months ended September 30, 1999. Of this increase, approximately 40.4% was from the new packaged IC testing products from the acquisition of OZ. Gross margin increased from 34.8% of net sales in the three months ended September 30, 1999 to 45.6% in 2000. These increases were a result of a more favorable product mix, increased manufacturing efficiencies, and lower average material costs due to volume purchases, combined with generally higher average selling prices.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $8.5 million, or 24.4% of net sales, for the three months ended September 30, 2000, compared to $4.9 million, or 33.1% of net sales, for the three months ended September 30, 1999. Of this increase, approximately $1.5 million was due to the new packaged IC testing products from the acquisition of OZ, $335,000 was due to international expansion, $1.2 million due to domestic expansion, $300,000 in incentive management programs, $140,000 in professional services for Research and Development Tax Credit study, and $167,000 was attributable to increased marketing expenses.

     Engineering and Product Development. Engineering and product development expenses were $1.4 million, or 3.9% of net sales, for the three months ended September 30, 2000, compared to $1.2 million or 7.9% of net sales, for the three months ended September 30, 1999. Engineering and product development have decreased as a percentage of sales to historical levels as several of the Company's new products have recently been released to production.

     Interest Income. Interest income was $105,404 for the three months ended September 30, 2000, compared to $192,831 for the three months ended September 30, 1999. This decrease was attributable to the investment of a lower average cash balance.

     Interest Expense. Interest expense was $460,726 for the three months ended September 30, 2000, compared to interest expense of $105,286 for the three months ended September 30, 1999. This increase was due to the increased Company debt incurred to partially finance the acquisition of OZ.

     Minority Interest. The minority interest share of income of $158,478 for the three months ended September 30, 2000 and $84,978 for the three months ended September 30, 1999 represented the Company's joint venture partners' share of income from the Company's Asian operations (40%). The Company purchased for $914,237 the minority interest on July 31, 2000.

     Income Taxes. Income taxes increased from a benefit of $269,310 for September 30, 1999 to a $1.6 million expense for September 30, 2000. This represented an effective tax rate of 28.7% for September 30, 2000 and an effective tax benefit of 26.6% for September 30, 1999. The effective tax rate for September 30, 2000 has been favorably impacted by state net operating loss carryforwards from 1999 and lower tax rates applied against income of some foreign operations.

     Net Income. Net income for the three months ended September 30, 2000 was $3.1 million or 8.9% of sales, compared to a net loss of $878,138 or (5.9)% of sales for the three months ended September 30, 1999. The increase in net income was due to substantially increased sales, increased manufacturing efficiencies, and greater leverage from the Company's fixed cost infrastructure.

Nine months ended September 30, 2000 Compared to Nine months ended September 30, 1999.

     Net Sales. Net sales for the nine months ended September 30, 2000 were $92.5 million, an increase of 107.3% over net sales of $44.6 million for the nine months ended September 30, 1999. Of the increase, 57.7% was a result of sales of new packaged IC testing products from the acquisition of OZ. The remaining 42.3% was a result of increased demand for the Company's legacy products.

     Gross Profit. Gross profit for the nine months ended September 30, 2000 was $41.3 million, an increase of 175.3% from gross profit of $15.0 million for the nine months ended September 30, 1999. Of this increase, approximately 48.9% was from the new packaged IC testing products from the acquisition of OZ. Gross margin increased from 33.6% of net sales in the nine months ended September 30, 1999 to 44.6% in 2000. These increases were a result of a more favorable product mix, increased manufacturing efficiencies, and lower average material costs due to volume purchases, combined with generally higher average selling prices.

     Selling, General, and Administrative. Selling, general, and administrative expenses were $23.1 million, or 25.0% of net sales, for the nine months ended September 30, 2000, compared to $14.6 million, or 32.8% of net sales, for the nine months ended September 30, 1999. Of this increase, approximately $4.9 million was due to the new packaged IC testing products from the acquisition of OZ, $635,000 was due to international expansion, $467,000 was attributable to increased marketing expenses due to international expansion, $1.2 million was due to domestic expansion, $300,000 in incentive management programs, $140,000 in professional service for Research and Development Tax Credit study, and the reversal of $500,000 in incentive management programs expense in the nine months ended September 30, 1999.

     Engineering and Product Development. Engineering and product development expenses were $3.6 million, or 3.9% of net sales, for the nine months ended September 30, 2000, an increase of 12.3% over $3.2 million or 7.3% of net sales, for the nine months ended September 30, 1999. The increase was primarily due to the acquisition of OZ.

     Interest Income. Interest income was $317,020 for the nine months ended September 30, 2000, compared to interest income of $623,670 for the nine months ended September 30, 1999. This decrease was attributable to the investment of a lower average cash balance.

     Interest Expense. Interest expense was $1.6 million for the nine months ended September 30, 2000, compared to $309,268 for the nine months ended September 30, 1999. This increase was due to the increased Company debt incurred to partially finance the acquisition of OZ.

     Minority Interest. The minority interest share of income of $873,147 for the nine months ended September 30, 2000 and $273,494 for the nine months ended September 30, 1999 represented the Company's joint venture partners' share of income from the Company's Asian operations (40%). The Company purchased for $914,237 the minority interest 40% on July 31, 2000.

     Income Taxes. Income taxes increased from a benefit of $944,480 for September 30, 1999 to a $4.0 million expense for September 30, 2000. This represented an effective tax rate of 31.7% for September 30, 2000 and 32.1% for September 30, 1999. The effective tax rate for September 30, 2000 has been favorably impacted by state net operating loss carryforwards from 1999, and lower tax rates applied against income of some foreign operations.

     Net Income. Net income for the nine months ended September 30, 2000 was $5.9 million or 6.3% of sales, compared to a net loss of $2.4 million or (5.4)% of sales for the nine months ended September 30, 1999. The increase in net income was due to substantially increased sales, increased manufacturing efficiencies, and greater leverage from the Company's fixed cost infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital requirements primarily through cash flows from operations, equipment lease financing arrangements, working capital credit facilities, and sales of equity securities. At September 30, 2000, cash was $4.3 million compared to $3.5 million at December 31, 1999.

     The Company generated $9.6 million of cash from its operating activities for the nine months ended September 30, 2000. Accounts receivable increased by $9.2 million, net of allowance, or 75.1%, to $21.6 million at September 30, 2000 compared to the balance at December 31, 1999. This increase was consistent with the Company's substantial increase in sales in the first nine months of 2000. Inventories increased $2.9 million, net of reserve, or 29.5%, from $9.7 million at December 31, 1999 to $12.6 million at September 30, 2000. This increase was necessary to support the substantial increase in sales.

     Income taxes receivable decreased $4.0 million, or 99.1%, from $4.0 million at December 31, 1999 to $36,101 at September 30, 2000. The decrease was due to the receipt of tax refunds and an increase in taxes payable. Accounts payable and accrued expenses increased $2.5 million, or 26.7%, to $11.7 million at September 30, 2000.

     Approximately $6.0 million of equipment was purchased during the nine months ended September 30, 2000, which was financed primarily through cash flow from operations and usage of the Company's revolving line of credit. As of September 30, 2000 the amount available under the credit facility was $5.5 million. The Company received $2.7 million from the sale/leaseback of the real property located at 10365 Sanden Drive, Dallas, Texas. The proceeds were used to pay the $2.8 million Promissory Note issued to the selling stockholders in the acquisition of OZ Technologies, Inc.

     Working capital increased $8.9 million, or 75.7%, to $20.8 million at September 30, 2000. The current ratio was 2.0 and 1.6 for September 30, 2000 and December, 31, 1999, respectively.

    The Company believes that its working capital, together with the amount available under the credit facilities, lease commitments, and anticipated cash flow from operations, will provide adequate sources to fund operations for at least the next 12 months. The Company anticipates that any additional cash requirements for operations or capital expenditures will be financed through cash flow from operations, by borrowing from the Company's primary lender, by lease financing arrangements, or, in the event that the Company's acquisition by K&S is not consummated, by sales of equity securities. Any such financing may not be available on acceptable terms and any additional equity financing, if available, would result in additional dilution to existing investors.

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

    Changes in the Company's supplier prices did not have a significant impact on cost of sales during the first, second, or third quarters of 2000 or 1999.

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

PART II - OTHER INFORMATION

  Item 1.         Legal Proceedings

                   In October 1998, the Company filed an action against the former President, Director, and shareholder of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of merger into its wholly-owned subsidiary, SVTR, Inc., in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company sought to recover this stock and the balance of the purchase price through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. In July 2000, the defendants were granted Summary Judgement in their favor on all of Cerprobe and SVTR, Inc.'s claims. On September 5, 2000, the Company moved for summary judgement seeking dismissal of the majority of Defendants' counterclaims. On September 19, 2000, Defendants responded to the Company's motion and filed a cross-motion for summary judgement on each of their counterclaims. On October 19, 2000, the Court heard arguments on the Company's motion and the Defendants' cross-motion and took the matter under advisement. At present, the Court has not rendered its ruling on the matter. While the Company intends to vigorously defend the defendants' counter claim, it is impossible to predict the outcome of this or any other litigation. It is not anticipated that the suit will have a material adverse impact on the Company's financial condition or results of operations.

  Item 4.         Submission of Matters to Vote of Security Holders

                  a. An annual meeting of stockholders of the Company was held on August 17, 2000.

                  b. The name of each director elected at the meeting is as follows: Ross J. Mangano, C. Zane Close, Kenneth
                           W. Miller, Donald F. Walter, and William A. Fresh.

                  c. The matters voted upon and the results of the voting were as follows:

                           1. The following five persons were elected as Directors at the annual meeting pursuant to the following vote:

                                                                 Votes For             Votes Withheld
                                    Rose J. Mangano              7,436,439             1,382,500
                                    C. Zane Close                7,434,947             1,383,992
                                    Kenneth W. Miller            7,436,347             1,382,592
                                    Donald F. Walter             7,262,839             1,556,100
                                    William A. Fresh             7,436,589             1,382,350

                           2. An amendment to the company's 1995 Stock Option Plan (The "1995 Plan") to increase the number of shares of the Company's Common Stock that may be issued pursuant to the 1995 Plan.

                                    Votes For                       4,778,550
                                    Votes Against                   1,281,061

                                    Votes Abstaining                   11,125
                                    Not Voted                       2,748,203

  Item 5.         Other Information

                  On October 11, 2000, Cerprobe Corporation and Kulicke and Soffa Industries, Inc. ("K&S") signed a definitive agreement whereby, subject to the terms and conditions of the agreement, K&S will acquire Cerprobe. The acquisition, if consummated, will be made by means of a cash tender offer by a wholly-owned subsidiary of K&S for each share of Cerprobe common stock at a price of $20.00 per share, that will be followed by a back-end merger of Cerprobe with that subsidiary, with Cerprobe to remain as the surviving corporation and a subsidiary of K&S. The total purchase price, which also includes other acquisition-related costs, is expected to be about $225 million. The agreement has been unanimously approved by the boards of directors of both companies.

                  The consummation of the tender offer is subject to customary closing conditions, including that a majority of the outstanding Cerprobe shares are tendered and the expiration or termination of the Hart-Scott-Rodino waiting period. The expiration of the Hart-Scott-Rodino waiting period has occurred. K&S commenced the tender offer on October 25, 2000, which, under the Securities and Exchange Commission rules, must be held open for a minimum of twenty business days.

                  If K&S acquires at least 90% of the outstanding shares in the tender offer, it is expected that the back-end merger will be effected promptly after the consummation of the tender offer without a special meeting of shareholders. If less than 90% of the shares are acquired by K&S, a special meeting would be required for approval of the back-end merger, which would be assured if K&S acquires a majority of the outstanding shares in the tender offer. Cerprobe shareholders who do not tender their shares in the tender offer and who do not otherwise seek to have the value of their shares appraised under the applicable appraisal procedures under Delaware Law would receive $20.00 for each of their shares of common stock in the back-end merger.

Item 6.           Exhibits and Reports on Form 8-K

                  a.       Exhibits

                           2(b)     Agreement and Plan of Merger dated
                                    October 11, 2000 among Kulicke and Soffa
                                    Industries, Inc., Cardinal Merger Sub., Inc.
                                    and Cerprobe Corporation (incorporated by reference to Exhibit (d) (1) of the Schedule TO filed by Kulicke and Soffa Industries, Inc. on October 25, 2000).

                           3(d) Incorporation documents for OZTEK (M) Sdn. Bhd. dated November 11, 1999.

                           4(e)     First Amendment to Rights Agreement
                                    dated October 11, 2000 between Cerprobe
                                    Corporation and Computershare Trust Company,
                                    Inc. (as successor in interest to American
                                    Securities Transfer and Trust, Inc.)

                                    (incorporated by reference to Exhibit 8 of the schedule 14d-9 filed by Cerprobe Corporation on October 25, 2000).

                           10(iii) Promissory Note entered into on June 8, 2000 between Cerprobe Corporation as lender and Daniel J. Hill as borrower for $45,000.

                           10(jjj) A Tenancy Agreement between Best I.Q., Inc., and Cerprobe Corporation for the lease of Lot No. P.T. No. 2878, Mukim 12, Daerah Barat Dayna Penang along with a building No. Plot 47 Phase IV, Jalan Bund, 11900 Bayan Lepas, Penang.

                           10(kkk) Amendment to Tenancy Agreement between Best I.Q., Inc and Cerprobe Corporation for the buildout of the premises.

                           10(lll) Agreement between Cerprobe Corporation and Build-Tec Management SDN. BHD. for the renovation of an existing factory on Plot 47 (F.T.Z.) Phase 4 Bayan Lepas.

                           10(mmm) Amendment Agreement dated July 4, 2000, to a Promissory Note between Cerprobe Corporation and Ali Bushehri as agent for Nasser Barabi, Iraj Barabi, Ali Bushehri, Ahmad Barabi, the Ali and Nassrin Bushehri Trust and Ahmad and Zakieh Barabi Trust.

                           10(nnn) Amendment No. 1 to Loan and Security Agreement between Bank of America, N.A. and Cerprobe Corporation, Cerprobe Interconnect Solutions, Inc., OZ Technologies, Inc. and Triple S. Engineering, Inc. dated August 15, 2000.

                           10(ooo) Sale agreement relating to 10365 Sanden Drive, Dallas, Texas between Cerprobe Corporation (seller) and Assurance Capital, Inc. on September 12, 2000.

                           10(ppp) Lease agreement dated September 12, 2000 on 10365 Sanden Drive, Dallas, Texas between Cerprobe Corporation and SJS Sanden, L.P.

                           10(qqq) Lease agreement dated June 30, 2000 between Copelco Capital, Inc. and Cerprobe Corporation.

                           10(rrr) Lease agreement dated September 29, 2000 between Dell Financial Services and Cerprobe Corporation

                           10(sss) Amendment to the Change of Control Agreement dated August 17, 2000 between Cerprobe Corporation and C. Zane Close.

                           10(ttt) Amendment to the Change of Control Agreement dated August 17, 2000 between Cerprobe Corporation and Michael K. Bonham

                           10(uuu) Amendment to the Change of Control Agreement dated August 17, 2000 between Cerprobe Corporation and Daniel J. Hill.

                           10(vvv) Amendment to the Change of Control Agreement dated August 17, 2000 between Cerprobe Corporation and Randal L. Buness

                           10(www) Lease agreement dated November 2, 2000 between Dell Financial Services and Cerprobe Corporation

                           10(xxx) Stock Option Agreement dated October 11, 2000 between Kulicke and Soffa Industries, Inc. and Cerprobe Corporation (incorporated by reference to Exhibit (d) (2) of the Schedule TO filed by Kulicke and Soffa Industries, Inc. on October 25, 2000.

                           10(yyy) Agreement to Terminate Employment and Change of Control Agreements with Cerprobe Corporation dated October 11, 2000 between Cerprobe Corporation and C. Zane Close (incorporated by reference to Exhibit 4 of the Schedule 14d-9 filed by Cerprobe Corporation on October 25, 2000).

                           10(zzz) Agreement to Terminate Employment and Change of Control Agreements with Cerprobe Corporation Dated October 11, 2000 between Cerprobe Corporation and Randal L. Buness (incorporated by reference to Exhibit 10 of Schedule 14d-9 filed by Cerprobe Corporation on October 25, 2000).

                           10(aaaa) Agreement to Terminate Employment and Change
                                    of Control Agreements with Cerprobe
                                    Corporation dated October 11, 2000 between
                                    Cerprobe Corporation and Michael K. Bonham
                                    (incorporated by reference to Exhibit 11 of the schedule 14d-9 filed by Cerprobe Corporation on October 25, 2000).

                           10(bbbb) Agreement to Terminate Employment and Change
                                    of Control Agreements with Cerprobe
                                    Corporation dated October 11, 2000 between
                                    Cerprobe Corporation and Daniel J. Hill
                                    (incorporated by reference to Exhibit 12 of the schedule 14d-9 filed by Cerprobe Corporation on October 25, 2000).

                           11       Computation of Net Income Per Share.

                           27.1     Financial Data Schedule - September 30, 2000

                  b.       Reports on Form 8-K

                           No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

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


                             CERPROBE CORPORATION





                           /s/ Randal L. Buness
                             Randal L. Buness
                             Senior Vice President - Chief Financial Officer





November 10, 2000

                                 Exhibit Index

                           2(b)     Agreement and Plan of Merger dated
                                    October 11, 2000 among Kulicke and Soffa
                                    Industries, Inc., Cardinal Merger Sub., Inc.
                                    and Cerprobe Corporation (incorporated by reference to Exhibit (d) (1) of the Schedule TO filed by Kulicke and Soffa Industries, Inc. on October 25, 2000).

                           3(d) Incorporation documents for OZTEK (M) Sdn. Bhd. dated November 11, 1999.

                           4(e)     First Amendment to Rights Agreement
                                    dated October 11, 2000 between Cerprobe
                                    Corporation and Computershare Trust Company,
                                    Inc. (as successor in interest to American
                                    Securities Transfer and Trust, Inc.)

                                    (incorporated by reference to Exhibit 8 of the schedule 14d-9 filed by Cerprobe Corporation on October 25, 2000).

                           10(iii) Promissory Note entered into on June 8, 2000 between Cerprobe Corporation as lender and Daniel J. Hill as borrower for $45,000.

                           10(jjj) A Tenancy Agreement between Best I.Q., Inc., and Cerprobe Corporation for the lease of Lot No. P.T. No. 2878, Mukim 12, Daerah Barat Dayna Penang along with a building No. Plot 47 Phase IV, Jalan Bund, 11900 Bayan Lepas, Penang.

                           10(kkk) Amendment to Tenancy Agreement between Best I.Q., Inc and Cerprobe Corporation for the buildout of the premises.

                           10(lll) Agreement between Cerprobe Corporation and Build-Tec Management SDN. BHD. for the renovation of an existing factory on Plot 47 (F.T.Z.) Phase 4 Bayan Lepas.

                           10(mmm) Amendment Agreement dated July 4, 2000, to a Promissory Note between Cerprobe Corporation and Ali Bushehri as agent for Nasser Barabi, Iraj Barabi, Ali Bushehri, Ahmad Barabi, the Ali and Nassrin Bushehri Trust and Ahmad and Zakieh Barabi Trust.

                           10(nnn) Amendment No. 1 to Loan and Security Agreement between Bank of America, N.A. and Cerprobe Corporation, Cerprobe Interconnect Solutions, Inc., OZ Technologies, Inc. and Triple S. Engineering, Inc. dated August 15, 2000.

                           10(ooo) Sale agreement relating to 10365 Sanden Drive, Dallas, Texas between Cerprobe Corporation (seller) and Assurance Capital, Inc. on September 12, 2000.

                           10(ppp) Lease agreement dated September 12, 2000 on 10365 Sanden Drive, Dallas, Texas between Cerprobe Corporation and SJS Sanden, L.P.

                           10(qqq) Lease agreement dated June 30, 2000 between Copelco Capital, Inc. and Cerprobe Corporation.

                           10(rrr) Lease agreement dated September 29, 2000 between Dell Financial Services and Cerprobe Corporation

                           10(sss) Amendment to the Change of Control Agreement dated August 17, 2000 between Cerprobe Corporation and C. Zane Close.

                           10(ttt) Amendment to the Change of Control Agreement dated August 17, 2000 between Cerprobe Corporation and Michael K. Bonham

                           10(uuu) Amendment to the Change of Control Agreement dated August 17, 2000 between Cerprobe Corporation and Daniel J. Hill.

                           10(vvv) Amendment to the Change of Control Agreement dated August 17, 2000 between Cerprobe Corporation and Randal L. Buness

                           10(www) Lease agreement dated November 2, 2000 between Dell Financial Services and Cerprobe Corporation

                           10(xxx) Stock Option Agreement dated October 11, 2000 between Kulicke and Soffa Industries, Inc. and Cerprobe Corporation (incorporated by reference to Exhibit (d) (2) of the Schedule TO filed by Kulicke and Soffa Industries, Inc. on October 25, 2000.

                           10(yyy) Agreement to Terminate Employment and Change of Control Agreements with Cerprobe Corporation dated October 11, 2000 between Cerprobe Corporation and C. Zane Close (incorporated by reference to Exhibit 4 of the Schedule 14d-9 filed by Cerprobe Corporation on October 25, 2000).

                           10(zzz) Agreement to Terminate Employment and Change of Control Agreements with Cerprobe Corporation Dated October 11, 2000 between Cerprobe Corporation and Randal L. Buness (incorporated by reference to Exhibit 10 of Schedule 14d-9 filed by Cerprobe Corporation on October 25, 2000).

                           10(aaaa) Agreement to Terminate Employment and Change
                                    of Control Agreements with Cerprobe
                                    Corporation dated October 11, 2000 between
                                    Cerprobe Corporation and Michael K. Bonham
                                    (incorporated by reference to Exhibit 11 of the schedule 14d-9 filed by Cerprobe Corporation on October 25, 2000).

                           10(bbbb) Agreement to Terminate Employment and Change
                                    of Control Agreements with Cerprobe
                                    Corporation dated October 11, 2000 between
                                    Cerprobe Corporation and Daniel J. Hill
                                    (incorporated by reference to Exhibit 12 of the schedule 14d-9 filed by Cerprobe Corporation on October 25, 2000).

                           11       Computation of Net Income Per Share.

                           27.1     Financial Data Schedule - September 30, 2000